Form 10-Q
period 1997-09-30
VISION TWENTY ONE INC
filed 1997-11-14
CIK 1020258

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ------------------
Commission file number: 0-22977

                            VISION TWENTY-ONE, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

FLORIDA                                          59-3384581
---------------------------------------------    ------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION    I.R.S. EMPLOYER IDENTIFICATION)
OR ORGANIZATION)                                 NO.

7209 BRYAN DAIRY ROAD
LARGO, FLORIDA                                   33777
---------------------------------------------    ------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (813) 545-4300

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
         (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [  ]  No [X]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The registrant had 8,591,234 Shares outstanding as of September 30, 1997.

                                     INDEX

PART 1-FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

    Consolidated Statements of Operations for the Three Months
    Ended September 30, 1996 and 1997 (Unaudited)

    Consolidated Statements of Operations for the Nine Months
    Ended September 30, 1996 and 1997 (Unaudited)

    Consolidated Balance Sheets as of December 31, 1996 and
    September 30, 1997 (Unaudited)

    Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1996 and 1997 (unaudited)

    Notes to Consolidated Financial Statements (Unaudited)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Defaults upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

         Report of Independent Certified Public Accountants

         Financial Statements of BBG-COA, Inc.

         Notes to Consolidated Financial Statements

         Unaudited Pro Forma Consolidated Financial Information
         - Basis of Presentation

         Unaudited Pro Forma Consolidated Statements of
         Operations - Year Ended December 31, 1996

         Unaudited Pro Forma Consolidated Statements of
         Operations Nine-Month Period Ended September 30, 1997

         Unaudited Pro Forma Consolidated Balance Sheet as of
         September 30, 1997

         Notes to Unaudited Pro Forma Financial Information

Item 6 - Exhibits and Reports on Form 8-K

Signature

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         For the Three Months Ended
------------------------------------------------------------     -------------------------------------------
                                                                     September 30,           September 30,
                                                                         1996                    1997
                                                                      (Unaudited)             (Unaudited)
Revenues:
  Managed care.........................................                 $ 1,609,982             $ 3,519,039
  Practice management fees.............................                     321,093               8,380,001
  Other revenue........................................                      58,270             $   165,133
                                                                        -----------             -----------
Total revenue..........................................                   1,989,345              12,064,173
                                                                        -----------             -----------

Operating expenses:
  Medical claims.......................................                   2,189,435               3,010,324
  Practice management expenses.........................                          --               6,696,447
  Salaries, wages and benefits.........................                     684,578               1,222,529
  General and administrative (including $13,000 to
    related parties for rent in 1996)..................                     281,654                 537.094
  Depreciation and amortization........................                      19,508                 386,894
                                                                        -----------             -----------

Total operating expenses...............................                   3,175,175              11,853,288
                                                                        -----------             -----------

Income (loss) from operations..........................                  (1,185,830)                210,885
Interest expense.......................................                      36,409                 209,377
                                                                        -----------             -----------
Income (loss) before income taxes......................                  (1,222,239)                  1,508
Income taxes...........................................                          --                      --
                                                                        -----------             -----------
Income (loss) before extraordinary
  charge...............................................                  (1,222,239)                  1,508
Extraordinary charge - early extinguishment
  of debt..............................................                         --                  323,346
                                                                        -----------             -----------
Net loss...............................................                 $(1,222,239)            $  (321,838)
                                                                        ===========             ===========
Loss before extraordinary charge
  per common share.....................................                 $     (0.20)            $        --
Extraordinary charge per common share..................                          --                   (0.04)
                                                                        ------------            -----------
Net loss per common share..............................                 $     (0.20)            $     (0.04)
                                                                        ===========             ===========
Weighted average number of common
  shares outstanding...................................                   5,979,543               7,822,707
                                                                        ===========             ===========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             For the Nine Months Ended
                                                                       September 30,           September 30,
                                                                           1996                    1997
                                                                        (Unaudited)             (Unaudited)
Revenues:

  Practice management fees.............................                 $   555,408             $19,684,406
  Managed care.........................................                   5,307,075               9,307,430
  Other revenue........................................                     163,344                 451,925
                                                                        -----------             -----------
Total revenue..........................................                   6,025,827              29,443,761
                                                                        -----------             -----------
Operating expenses:

  Practice management expenses.........................                          --              15,977,619
  Medical claims.......................................                   7,319,446               8,052,709
  Salaries, wages and benefits.........................                   1,374,832               3,405,067
  General and administrative (including $39,000 to
    related parties for rent in 1996)..................                     662,213               1,339,555

  Depreciation and amortization........................                      35,222                 954,313
                                                                        -----------             -----------
                                                                          9,391,713              29,729,263
                                                                        -----------             -----------

Loss from operations...................................                  (3,365,886)               (285,502)
Interest expense.......................................                      66,147                 740,777
                                                                        -----------             -----------
Loss before income taxes...............................                  (3,432,033)             (1,026,279)
Income taxes...........................................                          --                      --
                                                                        -----------             -----------
Loss before extraordinary charge.......................                  (3,432,033)             (1,026,279)
Extraordinary charge - early extinguishment
  of debt..............................................                          --                 323,346
                                                                        -----------             -----------
Net Loss...............................................                 $(3,432,033)            $(1,349,625)
                                                                        ===========             ===========
Loss before extraordinary charge per common share......                        (.57)                   (.15)
Extraordinary charge per common share..................                          --                    (.05)
                                                                        -----------             -----------
Net loss per common share..............................                 $      (.57)            $      (.20)
                                                                        ===========             ===========
Weighted average number of  common
  shares outstanding...................................                 $ 5,979,543             $ 6,670,779
                                                                        ===========             ===========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           DECEMBER 31,             SEPTEMBER 30,
                                                                               1996                      1997
                                                                           ------------             -------------
                                                                            (AUDITED)                (UNAUDITED)
Current Assets
  Cash and cash equivalents............................................    $    67,353               $ 2,615,335
  Accounts receivable, net of allowance for doubtful accounts of $685,000 and $2,620,000 in 1996 and 1997,
   respectively........................................................      1,968,587                 7,471,833
  Other receivables ...................................................        185,263                 1,321,389
  Prepaid expenses and other current assets............................        192,789                   889,941
                                                                           -----------               -----------
         Total current assets..........................................      2,413,992                12,298,498
Fixed assets, net......................................................      1,941,259                 3,263,943
Intangible assets, net of accumulated amortization
  of $29,125 and $298,340 in 1996 and 1997,
  respectively.........................................................     11,022,396                28,050,825
Deferred offering costs................................................        287,792                        --
Other assets...........................................................         46,792                   157,489
                                                                           -----------               -----------
         Total Assets                                                      $15,712,231               $43,770,755
                                                                           ===========               ===========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.....................................................        529,427                   955,998
  Accrued expenses.....................................................        946,519                   967,261
  Accrued acquisition and offering costs...............................      1,362,012                        --
  Accrued compensation.................................................        546,740                 1,317,385
  Due to Managed Professional Associations.............................             --                 1,814,691
  Due to Selling Shareholders..........................................             --                 3,800,228
  Current portion of long-term debt....................................         48,249                   112,889
  Current portion of obligations under capital leases..................         43,849                   289,742
  Medical claims payable...............................................      1,793,861                 1,457,866
                                                                           -----------               -----------
         Total current liabilities.....................................      5,270,657                10,716,060
Deferred rent payable..................................................        263,006                   262,376
Obligations under capital leases.......................................         71,870                   111,046
Long-term debt, less current portion $5,983,098 and $.00 to related
  parties in 1996 and 1997, respectively,..............................      7,570,974                    66,264
Deferred income taxes..................................................             --                 1,716,000
Stockholders' equity (deficit):
  Preferred stock, $.001 par value; 10,000,000 shares
    authorized in 1996 and 1997, no shares issued......................             --                        --
  Common stock, $.001 par value; 50,000,000 shares authorized;
    3,715,625 (1996) and 8,591,234 (1997)..............................          3,716                     8,591
  Additional paid in capital...........................................      4,736,361                40,269,136
  Common stock to be issued (1,491,397 shares in 1996).................      5,905,965                        --
  Deferred compensation................................................       (517,035)                 (435,810)
  Accumulated deficit..................................................     (7,593,283)               (8,942,908)
                                                                           -----------               -----------
         Total stockholders' equity ...................................      2,535,724                30,899,009
                                                                           -----------               -----------
         Total liabilities and stockholders' equity...............         $15,712,231               $43,770,755
                                                                           ===========               ===========

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             NINE-MONTH PERIOD
                                                                          ENDED SEPTEMBER 30, 1997
                                                                 -------------------------------------------
                                                                        1996                    1997
                                                                 -------------------     -------------------
                                                                                (UNAUDITED)
OPERATING ACTIVITIES
Net loss...................................................           $(3,432,033)              $ (1,349,625)
Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
  Extraordinary charge - early extinguishment of debt......                    --                    323,346
  Depreciation and amortization............................                35,222                    954,313
  Non-cash compensation expense............................                    --                     71,250
  Amortization of deferred compensation....................                    --                     81,225
  Interest accretion.......................................                    --                     41,477
  Changes in operating assets and liabilities, net of
    effects from business combinations:
     Accounts receivable, net..............................              (568,128)                (3,170,230)
     Other receivables.....................................                80,481                 (1,136,126)
     Prepaid expenses and other current assets.............               (11,412)                  (461,214)
     Other assets..........................................              (122,836)                  (110,697)
     Accounts payable......................................               252,109                    104,223
     Accrued expenses......................................                (1,617)                  (190,486)
     Accrued compensation..................................                90,594                    436,289
     Medical claims payable................................             1,156,689                   (335,995)
     Due to Managed Professional Associations..............               (27,741)                 1,814,691
                                                                      -----------               ------------
       Net cash used in
         operating activities..............................            (2,548,672)                (2,927,559)

INVESTING ACTIVITIES
Purchases of furniture and equipment, net..................              (253,055)                  (272,044)
Payments for business acquired.............................                    --                   (700,000)
Payments for capitalized acquisition costs.................            (1,071,330)                (3,928,495)
                                                                      -----------               ------------
       Net cash used in investing activities...............            (1,324,385)                (4,900,539)

FINANCING ACTIVITIES
Net proceeds from sale of common stock.....................               750,000                 19,530,000
Payments for offering costs................................                    --                 (1,473,539)
Proceeds from long term debt...............................             3,266,187                  2,000,000
Payments on long term debt.................................               (22,173)                (9,806,381)
Proceeds from credit facility..............................                    --                  4,874,000
Payments on credit facility................................                    --                 (4,874,000)
Sale of detachable stock purchase warrant..................                    --                    126,000
Capital distribution.......................................               (49,855)                        --
                                                                      -----------               ------------
       Net cash provided by
         financing activities..............................             3,944,159                 10,376,080

Increase in cash...........................................                71,102                  2,547,982
Cash and cash equivalents at beginning of period...........                42,272                     67,353
                                                                      -----------               ------------
Cash and cash equivalents at end of period.................           $   113,374               $  2,615,335
                                                                      ===========               ============
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION
Cash paid during the period for interest...................           $    12,000               $    883,000
                                                                      ===========               ============
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
  AND FINANCING ACTIVITIES
Common stock issued upon conversion of
  a note payable...........................................           $   250,000               $         --
                                                                      ===========               ============

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                            VISION TWENTY-ONE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1 - PRESENTATION

         In the opinion of management, all adjustments, which include normal recurring accruals, considered necessary for a fair presentation of the financial position, results of operations and cash flows at September 30, 1997, and all periods presented have been included in the accompanying consolidated financial statements. Operating results for the three months and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

NOTE 2 - SEPTEMBER 1997  Acquisitions and Public Offering

     In September 1997, the Company closed in escrow the acquisition of the business assets of four ophthalmology clinics and two optical dispensaries located in Tampa, Florida, Tucson, Arizona and Setauket, New York (the "September Acquisitions"). Concurrently, the Company entered into Management Agreements with the related professional associations employing eight ophthalmologists. These acquisitions were accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company closed in escrow the acquisition of substantially all the business assets of a managed care company servicing two capitated managed care contracts covering over 134,000 patient lives. In connection with the September Acquisitions, the Company provided aggregate consideration of $7.6 million, consisting of 397,212 shares of Common Stock, $3.6 million in cash and promissory notes in the amount of $100,000, subject to closing adjustments. Additionally, the Company is required to provide additional contingent consideration consisting of up to 76,622 shares of Common Stock and $800,000 in cash, to be paid to the sellers in the event that certain post-acquisition performance targets are met.

     On August 18, 1997, the Company completed a public offering (the "Initial Public Offering") of 2,100,000 shares of Common Stock. The Initial Public Offering price was $10.00 per share, resulting in gross offering proceeds of $21,000,000. Net proceeds to the Company, net of underwriters' discount and other offering expenses, were $18,056,461 (unaudited). The net proceeds of the offering were used to repay outstanding debt and for other general corporate uses. In connection with the early extinguishment of certain indebtedness repaid from the net proceeds of the Initial Public Offering, the Company incurred an extraordinary charge of $323,346 (unaudited) during the nine months ended September 30, 1997.

NOTE 3 - Subsequent Events

     In October 1997, the Company closed in escrow the acquisition of the business assets of two ophthalmology clinics, two optical dispensaries and one ASC located in Brandon, Florida and Minneapolis, Minnesota (the "October Acquisitions"). Concurrently, the Company entered into Management Agreements with the related professional associations employing three optometrists and five ophthalmologists. These acquisitions were accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. In connection with the October Acquisitions, the Company provided aggregate consideration of $3.2 million, consisting of 101,494 shares of Common Stock and $1.8 million in cash.

     On October 10, 1997, the Company received a written commitment for a bridge loan credit facility of $37,000,000 at an interest rate of the three-month London Interbank Offered Rate plus 400 basis points. The loan will be due at the earlier of six months from closing of the loan or the completion of an additional equity offering. The loan will be collateralized by all assets of the Company.

     On October 15, 1997, the Company signed a letter of intent to acquire all of the outstanding stock of BBG-COA, Inc. and all related subsidiaries and affiliated companies ("Block Vision") from Block Vision's shareholders for a maximum amount of $37.5 million comprised of cash and Common Stock of the Company. The Company will account for the acquisition by recording the assets and liabilities at their fair values and allocating the remaining cost to goodwill.

     On October 29, 1997, the Company filed a Registration Statement on Form
S-1 with the Securities and Exchange Commission. The Company expects to make a second public offering of 2,800,000 shares of Common Stock. The net proceeds from the Common Stock expected to be sold by the Company will be used to finance the cash portion of the Company's pending acquisition of Block Vision and to repay outstanding indebtedness incurred by the Company in connection with completed acquisitions of certain optometry and ophthalmology clinics and ASCs.

     The following pro forma unaudited results of operations for the nine months ended September 30, 1997, presents the consolidated results as if the acquisitions had been consummated as of January 1, 1997 and does not purport to be indicative of the results that actually would have occurred if the companies had been acquired as of that date or of results which may occur in the future.

                                                        Nine Months Ended
In millions, except per share data                      September 30, 1997
--------------------------------------------------------------------------
Net Revenues                                                   $94.70
Loss before extraordinary charge                                  --
Loss before extraordinary charge per common share              $(0.01)

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company provides a wide range of management and administrative services to local area delivery systems ("LADS") established by the Company. LADS are developed to provide for integrated networks of optometrists, ophthalmologists, ASCs and retail optical centers which offer the full continuum of eye care services in local markets. The Company began operations in 1984, providing management services to seven optometrists practicing at eight clinic locations. The Company currently provides its services to 39 LADS located in 26 states through which 5,810 Affiliated Providers deliver eye care services. Of theses Affiliated Providers, 86 are Managed Providers, consisting of 50 optometrists and 36 ophthalmologists practicing at 57 clinic locations and five ASCs, and 5,724 are Contract Providers, consisting of 4,993 optometrists and 731 ophthalmologists practicing at over 4,300 clinic locations and 35 ASCs. The Company's Affiliated Providers, in conjunction with select national retail optical chains operating over 300 retail optical centers, delivery eye care services under the Company's 82 managed care contracts and 12 discount fee-for-service plans covering approximately 4.0 million exclusively contracted patient lives. Furthermore, the Company has established a nationwide eye care provider network of over 6,700 additional Contract Providers thereby positioning the Company to capture future managed care business in anticipated new local markets. Managed Providers refers to the licensed optometrists and ophthalmologists employed by professional associations and providing eye care services at Company clinic facilities and ambulatory surgical centers ("ASCs"), and Contract Providers refers to the licensed optometrists and ophthalmologists who are credentialed, or in the process of being credentialed, to provide eye care services at optometry and ophthalmology clinics and ASCs pursuant to the Company's managed care contracts.


RECENT DEVELOPMENTS

     Effective October 31, 1997, the Company closed in escrow the acquisition of all of the issued and outstanding stock of BBG-COA, Inc., the parent company of Block Vision, Inc. ("Block Vision"). Block Vision provides administration services on behalf of managed vision care plans for a nationwide network of 5,171 Contract Providers who provide eye care services pursuant to 58 capitated and five discount fee-for-service managed care contracts covering over 2.1 million exclusively contracted patient lives. The Block Vision acquisition has enabled the Company to establish 28 new LADS for future development. Furthermore, Block Vision has established a network of approximately 4,500 additional credentialed Contract Providers, and another 1,400 Contract Providers in the process of being credentialed, to provide eye care services to capture future managed care business in anticipated new local markets. For Block Vision's fiscal year ended April 30, 1997, managed vision care revenue was approximately $14.4 million with a medical loss ratio of 71.0%. In addition, Block Vision operates a buying group division which provides billing and collection services to suppliers of optical products. The buying group division is not directly involved in the ordering process or the physical distribution of eye care products. For Block Vision's fiscal year ended April 30, 1997, buying group revenue was approximately $54.6 million. See the Consolidated Financial Statements of BBG-COA, Inc. included elsewhere in this 10-Q.

     The Block Vision acquisition was accounted for under the purchase method of accounting. The aggregate consideration paid by the Company was approximately $35.0 million, consisting of approximately $25.6 million in cash, 458,365 shares of Common Stock, subject to certain post-closing adjustments, and 219,633 shares of Common Stock to be held in escrow as contingent consideration, of which 109,816 shares are to be delivered by the Company to the sellers if EBITDA of Block Vision reaches $4.5 million of the year ended December 31, 1998. The remaining 109,817 shares will be deliverable on a pro rata escalating basis if Block Vision reaches $4.5 million of EBITDA for 1998 with the full contingent consideration deliverable upon Block Vision attaining $4.9 million of EBITDA for 1998.

     On October 29, 1997, the Company filed a registration statement with the Securities and Exchange Commission to register the offer and sale to the public of 3,220,000 shares of Common Stock (the "Offering") which has not been declared effective. Upon consummation of the Offering, the Company expects to use the proceeds from this Offering to fund the cash portion of the Block Acquisition and the cash portion of the September and October Acquisitions described below.

     In October 1997, the Company closed in escrow one acquisition and entered into an arrangement to acquire the business assets of two ophthalmology clinics, two optical dispensaries, and one ASC (the "October Acquisitions"). Concurrently with the October Acquisitions, the Company entered into long-term Management Agreements with the related professional associations employing three optometrists and five ophthalmologists. The October Acquisitions were accounted for by recording the assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. In connection with the October Acquisitions, the Company provided aggregate consideration of $3.2 million consisting of 101,494 shares of Common Stock and $1.8 million in cash. On a pro forma basis, had the October Acquisitions occurred at the beginning of 1996, the Company would have recorded $2.3 million in practice management fee revenue for the nine months ended September 30, 1997.

     In September 1997, the Company closed in escrow the acquisitions of the business assets of four ophthalmology clinics and two optical dispensaries (the "September Acquisitions"). Concurrently with the September Acquisitions, the Company entered into long-term Management Agreements with the related professional associations employing eight ophthalmologists. These acquisitions were accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company closed in escrow the acquisition of substantially all the business assets of a managed are company servicing two capitated managed care contracts covering over 134,000 patient lives. In connection with the September Acquisitions, the Company provided aggregate consideration of $7.6 million, consisting of 397,212 shares of Common Stock, $3.6 million in cash and promissory notes in the amount of $100,000. Additionally, the Company is required to provide additional contingent consideration, consisting of 76,622 shares of Common Stock and $800,000 cash to be paid to the sellers if certain post-acquisition performance targets are met. On a pro forma basis, had the September Acquisitions occurred at the beginning of 1996, the Company would have recorded $4.6 million in practice management fee and managed care revenue for the nine months ended September 30, 1997.

     On August 18, 1997, the Company completed its initial public offering of 2,100,000 shares of common stock at a price to the public of $10.00 per share (the "Initial Public Offering"). The net proceeds of the Initial Public Offering were used to repay substantially all of the Company's outstanding indebtedness and to provide funding to continue acquisitions of optometry and ophthalmology clinics and ASCs.

HISTORICAL OVERVIEW

     The Company enters into Management Agreements with the Managed
Professional Associations pursuant to which the Company is the sole provider of comprehensive management, business and administrative services for the non-professional aspects of the professional practices which obligate the Company to provide certain facilities and equipment, accounting services, purchasing, assistance in managed care, contract negotiations, management and clinical personnel, information systems, training, and billing and collection services. Each Managed Provider maintains full authority, control and responsibility over the provision of professional care and services to its patients. The Company does not provide professional care to patients nor does the Company employ any of the ophthalmologists or optometrist, or any other professional health care provider personnel, of the Managed Professional Association. The Managed Professional Association is responsible for, among other things, hiring, supervising, and directing certain of the Managed Professional Association's professional employees, adopting a peer review/quality assurance program and maintaining appropriate worker's compensation, professional and comprehensive general liability insurance. The Managed Professional Associations derive their revenues from fees received for professional services provided by optometrists and ophthalmologists, charges for the use of ASCs and sales of optical goods. The Managed Professional Associations currently receive revenues from a combination of sources, including fees paid by private-pay patients, indemnity insurance reimbursements, capitation payments from managed care companies and government funded reimbursements (Medicare and Medicaid). See "Business-Management Agreements."

     The initial term of the Management Agreement is typically 40 years. Under substantially all of the Company's Management Agreements, the management fee ranges from 24% to 37% of the Managed Professional Association's gross revenues after deducting from such revenues all expenses of the clinic other than those related to shareholders of the Managed Professional Associations. The practice management fees earned by the Company pursuant to these Management Agreements fluctuate depending on variances in revenues and expenses of the Managed professional Association. Therefore, in connection with the Management agreements, the amount of such fees will be significantly affected by the degree of success of operations of the Managed Professional Association and the Company's ability to successfully manage the practice.

     The Company recognizes as managed care revenue certain fixed payments received pursuant to its managed care contracts on a capitated or risk-sharing basis. The Company also recognizes fees received for the provision of certain financial and administrative services related to its indemnity fee-for-service plans. The Company manages risk of capitated managed care contracts by monitoring utilization of each Affiliated Provider and comparing their utilization to national averages, expected utilization at the time the contract was bid, utilization of other providers and historical utilization of the Affiliated Provider. Abnormal utilization of an Affiliated provider results in a medical chart review by the Company and further counseling on appropriate clinical protocols. To further manage the risk of capitated managed are contracts, the Company, in certain instances, enters into agreements to pay Affiliated Providers a fixed per member per month fee for eye care services rendered or a pro rata share of managed care capitated payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers). The Company targets these payments at a range of 80% to 90% of total payments received pursuant to the Company's capitated managed care contracts. Pursuant to its capitated managed care contracts, the Company receives a fixed payment per member per month for a predetermined benefit level of eye care services, as negotiated between the Company and the payor. Profitability of the Company's capitated managed care contracts is directly related to the specific terms negotiated, utilization of eye care services by member patients and the effectiveness of administering the contracts. The Company receives a percentage of collected medical billings for administering indemnity fee-for-service plans for its Affiliated Providers. Although the terms and conditions of the Company's managed care contracts vary considerably, they are typically for a one-year term.

     Between March 1, 1997 and the Initial Public Offering, which was completed on August 18, 1997, the Company completed acquisitions of the business assets of one optometry clinic, 11 ophthalmology clinics, six optical dispensaries and four ASCs (the "Pre IPO Acquisitions" and collectively with the September Acquisitions and October Acquisitions the "1997 Acquisitions"). Concurrently, the Company entered into Management Agreements with the related professional associations employing six optometrists and 13 ophthalmologists. These acquisitions were accounted for by recording the assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. In connection with the Pre IPO Acquisitions, the Company provided aggregate consideration of $7.3 million, consisting of 876,524 shares of Common Stock, promissory notes in the aggregate principal amount of $264,000 and $29,000 in cash, subject to closing adjustments.

     In December 1996, the Company completed acquisitions of the business assets of 22 optometry clinics, nine ophthalmology clinics, 15 optical dispensaries and one ASC (the "1996 Acquisitions"). Concurrently, the Company entered into Management Agreements with the related professional associations employing 34 optometrists and 13 ophthalmologists. These acquisitions were accounted for by recording the assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company acquired substantially all the business assets of a managed care company servicing four capitated managed care contracts covering over 100,000 patient lives, which was accounted for under the purchase method of accounting. In connection with the 1996 Acquisitions, the Company provided aggregate consideration of $11.2 million, consisting of 2.1 million shares of Common Stock, promissory notes in the aggregate principal amount of $1.9 million and $800,000 in assumed debt. Additionally, the Company is required to provide additional consideration of up to $316,000, consisting of up to 79,805 shares of Common Stock, in connection with several of the 1996 Acquisitions, which will be transferred out of escrow to certain sellers in the event that certain post-acquisition performance targets are met. The Company recorded a one-time charge of $1.4 million in the fourth quarter of 1996 for expenses associated with the planned acquisitions of the business assets of certain Contract Providers at the time of the 1996 Acquisitions which the Company chose not to continue to pursue.

     Effective October 1996, the Company renegotiated its agreements to pay certain ophthalmology Contract Providers a per member per month fee for surgical eye care services provided under the Company's largest capitated managed care contract. Previously, the Company had paid these Contract Providers pursuant to a fee schedule for eye care services provided under the same capitated managed care contract. In exchange for entering into the renegotiated agreement, selected ophthalmology Contract Providers obtained dedicated groups of managed care members and the right to manage the utilization by these members. The renegotiated capitation agreements improved the Company's medical claims ratio (medical claims expense divided by managed care revenue) from 136.0% for the third quarter of 1996 to 90.1% for the fourth quarter of 1996 and 86.5% for the nine months ended September 30, 1997.

     Effective June 1997, the Company renegotiated its agreement to pay the existing operator of multiple surgical eye care facilities a per member per month fee for facility services provided at its facilities pursuant to the Company's largest capitated managed care contract. Previously, the Company had paid these Contract Providers pursuant to a fee schedule for eye care services provided under the same capitated managed care contract. In exchange for entering into the renegotiated agreement, the facility operator obtained dedicated groups of managed care members. The effect of the renegotiated agreements of October 1996 and June 1997 was to shift the risk of any increased utilization for services by members from the Company to the Contract Providers.

     The Company leveraged its strategic alliance with a leading optical retailer by adding five internally developed optometry clinics located in Oklahoma, Louisiana and Florida and entering into Management Agreements with the related professional association employing five optometrists. In June 1997, the Company reached a tentative agreement with the same optical retailer to add at least 20 internally developed optometry clinics through the first quarter of 1998. The Company will continue to leverage its strategic alliances by adding select internally developed optometry clinics in affiliated optical retail locations.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total revenues, certain items in the Company's statement of operations for the periods indicated. As a result of the 1996 Acquisitions, 1997 Acquisitions, and the Company's entering into capitated arrangements with its Contract Providers, the Company does not believe that the historical percentage relationships for the quarter and nine months ended September 30, 1996 and 1997 reflect the Company's expected future operations.

                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                          ------------------------------       ----------------------------
                                            1996                1997              1996            1997
                                          ----------         -----------       -----------     ------------
Revenues:
  Practice management fees...........          16.1 %              69.4 %             9.2 %           66.9 %
  Managed care.......................          81.0                29.2              88.1             31.6
  Other revenue......................           2.9                 1.4               2.7              1.5
                                          ---------          ----------        ----------      -----------
         Total revenues..............         100.0               100.0             100.0            100.0
                                          ---------          ----------        ----------      -----------

Operating expenses:
  Practice management expenses.......            --                55.5                --             54.3
  Medical claims.....................         110.1                25.0             121.5             27.3
  Salaries, wages and benefits.......          34.3                10.1              22.8             11.6
  Business development...............            --                  --                --
  General and administrative.........          14.2                 4.5              11.0              4.5
  Depreciation and amortization......           1.0                 3.2               0.6              3.2
                                          ---------          ----------        ----------      -----------
                                              159.6                98.3             155.9            100.9
                                          ---------          ----------        ----------      -----------
Loss from operations.................         (59.6)                1.7             (55.9)            (0.9)
Interest expense.....................           1.8                 1.7               1.1              2.6
                                          ---------          ----------        ----------      -----------
Loss before income taxes.............         (61.4)                 --             (57.0)            (3.5)
Income taxes.........................            --                  --                --               --
                                          ---------          ----------        ----------      -----------
Loss before extraordinary charge.....         (61.4)                 --             (57.0)            (3.5)
                                          ---------          ----------        ----------      -----------
Extraordinary charge -
     early extinguishment of debt....            --                  --                --             (1.1)
                                          ---------          ----------        ----------      -----------
Net loss.............................         (61.4)%                 0%            (57.0)%           (4.6)%
                                          =========          ==========        ==========      ===========
Medical claims ratio.................         136.0 %              85.5%            137.9 %           86.5 %
                                          =========          ==========        ==========      ===========

     Revenues. Revenues increased 506.4% and 388.6% from $2.0 million and $6.0 million for the quarter and nine months ended September 30, 1996 to $12.1 million and $29.4 million for the quarter and nine months ended September 30, 1997. This increase was caused primarily by an increase in practice management fees attributable to the 1996 Acquisitions and the 1997 Acquisitions, which accounted for $8.1 million and $19.1 million of the increase, and a 118.6% and 75.4% increase in managed care revenues attributable to the addition of one capitated contract and the expansion of an existing contract, which accounted for $1.9 million and $4.0 million of the increase for the quarter and nine months ended September 30, 1997.

     Practice Management Expenses. Practice management expenses were $6.7 million and $16.0 million for the quarter and nine months ended September 30, 1997 as a result of the 1996 Acquisitions and the 1997 Acquisitions. Prior to the 1996 Acquisitions, the Company recognized no practice management expenses related to its management services because the Company was not liable for such expenses. Practice management expenses consist of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, and other general and administrative costs related to the operations of clinics and ASCs.

     Medical Claims. Medical claims expense increased 37.5% and 10.0% from $2.2 million and $7.3 million for the quarter and nine months ended September 30, 1996 to $3.0 million and $8.1 million for the quarter and nine months ended September 30, 1997. The Company's medical claims ratio decreased from 136% and 137.9% for the quarter and nine months ended September 30, 1996 to 85.5% and 86.5% for the quarter and nine months ended September 30, 1997. This decrease was caused primarily by the Company's renegotiated agreement to pay its ophthalmology and ASC Contract Providers a per member per month fee for surgical eye care services provided under the Company's largest capitated managed care contract. Medical claims expense consists of payments by the Company to its Affiliated Providers for primary eye care services, medical and surgical eye care services and facility services. These payments are based on fixed payments per member per month a pro rata share of managed care capitated payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules. Capitated payments and pro rata payments collectively represented 66.4% and 62.0% and fee-for-service claims represented 33.6% and 38.0% of total medical claims expense for the quarter and nine months ended September 30, 1997. Medical claims for the quarter and nine months ended September 30, 1996 were based entirely on negotiated fee-for-service schedules.

     Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 78.6% and 147.7% from $685,000 and $1.4 million for the quarter and nine months ended September 30. 1996 to $1.2 million and $3.4 million for the quarter and nine months ended September 30, 1997. This increase was caused primarily by an increase in corporate staff necessary to support the Company's expanded practice management and managed care business. Salaries, wages and benefits expense consists of expenses related to management and administrative staff located at the Company's corporate headquarters and regional offices. As a percentage of revenues, salaries, wages and benefits expense decreased from 34.3% and 22.8% for the quarter and nine months ended September 30, 1996 to 10.1% and 11.6% for the quarter and nine months ended September 30, 1997. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business.

     General and Administrative. General and administrative expenses increased 90.7% and 102.3% from $282,000 and $662,000 for the quarter and nine months ended September 30, 1996 to $537,000 and $1.3 million for the quarter and nine months ended September 30, 1997. This increase was caused primarily by increases in travel expenses, professional fees and occupancy costs. As percentage of revenues, general and administrative expenses decreased from 14.2% and 11.0% for the quarter and nine months ended September 30, 1996 to 4.5% and 4.5% for the quarter and nine months ended September 30, 1997. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business.

     Depreciation and Amortization. Depreciation and amortization expense increased from $20,000 and $35,000 for the quarter and the nine months ended September 30, 1996 to $387,000 and $954,000 for the quarter and nine months ended September 30, 1997. As a percentage of revenues, depreciation and amortization expense increased from 1.0% and 0.6% for the quarter and nine months ended September 30, 1996 to 3.2% and 3.2% for the quarter and nine months ended September 30, 1997. These increases were caused primarily by the amortization of intangibles attributable to the 1996 Acquisitions and the 1997 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings and private debt and equity financings. Net cash used in operating activities for the nine months ended September 30, 1997 was $2.9 million. Net cash used in operating activities for the nine months ended September 30, 1997 was caused primarily by net losses offset in part by increases in medical claims payable, deferred compensation and accrued acquisition expenses.

     Net cash used in investing activities for the nine months ended September 30, 1997 was $4.9 million and was caused primarily by the purchase of furniture and equipment and payments for capitalized acquisition costs.

     Net cash provided by financing activities for the nine months ended September 30, 1997 was $10.4 million. The amounts for the nine months ended September 30, 1997 were attributable to private debt and equity financings and higher levels of institutional borrowings to support the Company's internal expansion and acquisition activities.

     Between March 1, 1997 and August 18, 1997, the Company completed the Pre IPO Acquisitions, and provided aggregate consideration of $7.3 million, consisting of 876,524 shares of Common Stock, promissory notes in the aggregate principal amount of $264,000 and $29,000 in cash, subject to closing adjustments.

     On August 18, 1997 the Company completed its Initial Public Offering. The net proceeds of the Initial Public Offering were used to repay substantially all of the Company's outstanding indebtedness and to provide funding to continue acquisitions of optometry and ophthalmology clinics and ASCs.

     In September 1997, the Company closed in escrow the September Acquisitions and provided aggregate consideration of $7.6 million consisting of 397,212 shares of Common Stock, $3.6 million in cash and promissory notes in the amount of $100,000, subject to closing adjustments. Additionally, the Company is required to provide additional contingent consideration consisting of 76,622 shares of Common Stock and $800,000 in cash, to be paid to the sellers in the event that certain post-acquisition performance targets are met.

     In October 1997, the Company closed in escrow one of the October Acquisitions and entered into an arrangement with respect to another of the October Acquisitions and in conjunction therewith will provide aggregate consideration of approximately $3.2 million, consisting of approximately 101,494 shares of Common Stock, and $1.8 million in cash.

     Effective October 31, 1997, the Company closed in escrow the Block Vision acquisition in exchange for aggregate consideration paid to the sellers of approximately $35.0 million, consisting of approximately $25.6 million in cash, 458,365 shares of Common Stock, subject to certain post-closing adjustments and 219,633 shares of Common Stock to be held in escrow as contingent consideration, of which 109,816 shares are to be delivered by the Company to the sellers if EBITDA of Block Vision reaches $4.5 million for the year ended December 31, 1998. The remaining 109,817 shares will be deliverable on a pro rata escalating basis if Block Vision reaches $4.5 million of EBITDA for 1998 with the full contingent consideration deliverable upon Block Vision attaining $4.9 million of EBITDA for 1998. Approximately $2.4 million in net indebtedness of Block Vision will be assumed in connection with the Block Acquisition.

     In October 1997, the Company obtained a credit facility from Prudential Securities Credit Corporation ("Prudential Credit") in the aggregate amount of $37.0 million pursuant to a Note Purchase Agreement (the "Bridge Credit Facility"). If needed, the proceeds from the borrowing are to be used to finance the Block Acquisition and certain other optometry and ophthalmology practice acquisitions. Amounts borrowed pursuant to the Bridge Credit Facility are secured by a first security interest in all of the Company's assets. The Bridge

Credit Facility must be repaid at the earlier of six months from the date of any borrowing from the Bridge Credit Facility or upon the closing of any debt or equity offering by the Company. The Bridge Credit Facility contains negative and affirmative covenants and agreements which include covenants requiring the maintenance of certain financial ratios. The Bridge Credit Facility bears interest at the sum of (i) the London interbank offered rate ("LIBOR Rate") plus
(ii) four percent (4.0%), provided however, that from and after the date ninety
(90) days following the closing of the Bridge Credit Facility, the interest rate shall be equal at all times to the sum of (i) the LIBOR Rate plus (ii) four and one-half percent (4.50%). The Company expects to repay in full any borrowing from the Bridge Credit Facility upon the earlier of the completion of the Offering or its anticipated future bank credit facility.

     The Company has retained Prudential Securities Incorporated as its investment advisor for the purpose of obtaining on behalf of the Company a future bank credit facility of up to approximately $50.0 million. The Company expects to obtain such bank credit facility by the end of 1997.

     On October 29, 1997, the Company filed a registration statement with the Securities and Exchange Commission to register the offer and sale to the public of 3,220,000 shares of Common Stock (the "Offering") which has not been declared effective. Upon consummation of the Offering, the Company expects to use the proceeds from this Offering to fund the cash portion of the Block Acquisition and the cash portion of the September and October Acquisitions described below.

     Intangible assets consist of the Management Agreements with the Managed Professional Associations. The Management Agreements have 40-year terms and are being amortized over an average life of 25 years. Intangible assets represented 64.1% of the Company's total assets as of September 30, 1997. In determining the useful life of a Management Agreement, the Company considers the operating history and other characteristics of each practice. A principal consideration is the degree to which the practice has demonstrated its ability to extend its existence indefinitely. The Company will review the carrying value of its intangible assets at least quarterly on an entity-by-entity basis to determine if facts and circumstances exist which would suggest that the intangible assets may be impaired or that amortization periods need to be modified. Among the factors the Company considers in making the valuation are changes in the Managed Professional Associations market position, reputation, profitability, and geographic penetration.

     In addition to the business assets purchase, the Company assumes certain payables and accrued expenses in connection with its acquisitions. Generally, the acquired tangible assets exceed the assumed liabilities. The Company has assumed liabilities of $3.2 million, including $791,000 of long-term debt, in connection with the acquisitions (including the Block Acquisition) completed through October 31, 1997.

     Based upon the Company's anticipated capital needs for operation of its business, general corporate purposes, the acquisition of clinics and ASCs and repayment of certain indebtedness, management believes the combination of the funds expected to be provided from the Company's operations, anticipated future bank credit facilities, seller financing and the anticipated net proceeds received from the Offering, will be sufficient to meet the Company's funding requirements to conduct its operations for further implementation of its growth strategy for a period of approximately twelve months. There can be no assurance, however, that the Company will successfully complete the Offering or be able to successfully obtain a bank credit facility, and failure of either to be successfully completed would have a material adverse effect on the furtherance of the Company's growth strategy and on its future financial results. The Company will continue to offer Common Stock, notes or combinations thereof as consideration for certain future mergers and acquisitions related to the growth of its LADS and currently expects for the foreseeable future to continue to require contractual lock-up agreements and to provide registration rights consistent with previous transactions for sellers receiving stock in acquisitions. After the twelve-month period, or in the event the Company's capital expenditures are greater than currently expected, or should the current financing plans not be successfully completed, the Company expects to utilize supplemental borrowings and/or the net proceeds from the future offering of debt or equity securities to the extent the same can be finalized in a desirable manner.

              SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     This 10-Q, press releases issued by the Company and certain information provided periodically in writing and orally by the Company's designated officers and agents contain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this 10-Q, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, (i) the financial prospects of the Company; (ii) potential acquisitions by the Company and the successful integration of both completed and future acquisitions; (iii) the Company's financing plans (iv) the Company's growth strategy and operating strategy; and (v) the Company's future plans and projections. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such material differences include, among others, the following: (i) the Company's ability to avoid future operating and net losses,
(ii) any material inability of the Company to successfully integrate and profitably operate Block Vision, (iii) any material inability of the Company to identify consummate and integrate suitable acquisitions in conjunction with its growth strategy, (iv) any material inability of the Company to acquire sufficient capital and financing to fund its growth strategy, (v) any material inability of the Company to expand its managed care business, renew existing managed care contracts and maintain and expand its Contract Provider Network,
(vi) any material  inability to negotiate managed care contracts with HMOs,
(vii) any material inability of the Company to successfully and profitably operate its managed care business, (viii) any material managed practices' inability to operate profitably, (ix) any changes in state and/or federal governmental regulations which could materially effect the Company's ability to operate or materially effect the Company's profitability, (x) any inability of the Company to maintain or obtain required material licensure in the states in which it operates and in the states in which it may seek to operate in the future, (xi) any material inability of the Company to successfully obtain public and private debt and investment capital to expand its operations including the Company's successful completion of its current secondary offering of common stock and the Company's anticipated bank credit facility, (xii) any material inability of the Company to meet its debt financing covenants, restrictions or commitments, (xiii) any future reductions in the average price earnings multiple within the Company's industry sector, (xiv) any increased competition in its acquisition of businesses or in connection with its business and (xv) fluctuations in the market price of the Company's common stock due to financial results or announcements by the Company of material events effecting its business. Any such factors could have a material adverse effect on the Company's results of operations or financial condition. The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

               There are no material pending legal proceedings other than routine litigation arising in the ordinary course of business. The Company does not believe that the results of any such litigation, even if the outcome were unfavorable to the Company, would have a material effect on its financial position.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c)            Sales of Unregistered Securities

               Effective July 1997, the Company issued 138,338 shares of Common Stock into escrow pending final closing upon the professional corporation obtaining a license in connection with the Merger Agreement with Eye Institute of Southern Arizona, P.C. This transaction is exempt from the registration requirements of the Securities Act pursuant to Section 4(2).

               In September 1997, the Company issued 219,057 shares of Common Stock in connection with the closing in escrow of the acquisition of Retina Associates Southwest, P.C. This transaction is exempt from the registration requirements of the Securities Act pursuant to Section 4(2).

               In September 1997, the Company issued 155,702 shares of Common Stock in connection with the closing in escrow of the acquisition of Florida Eye Center, Sever & Ramseur, MD, P.A., Thomas J. Pusateri, M.D., P.A., and Leonard E. Cortelli, M.D., P.A., Center Optical, Inc. This transaction is exempt from the registration requirements of the Securities Act pursuant to
Section 4(2).

               In September 1997, the Company issued 22,453 shares of Common Stock in connection with the closing in escrow of the acquisition of Eye Q Corporation. This transaction is exempt from the registration requirements of the Securities Act pursuant to Section 4(2).

(d)            Use of Proceeds

               During the quarter, the Company filed a registration statement with the United States Securities and Exchange Commission (Registration No. - 333-29213 which was declared effective on August 18, 1997 to register the public sale of 2,100,000 shares of its common stock (excluding 315,000 shares which the underwriters had an option to purchase to cover over-allotments, if any). The offering was terminated after all of the 2,100,000 shares offered by the Company were sold by the managing underwriters, Prudential Securities Incorporated and Wheat, First Securities, Inc. The aggregate price of the 2,415,000 shares of common stock registered (which included 315,000 shares pursuant to over-allotment options) was $31,395,000 and 2,100,000 shares of common stock were sold to the public by the Company at a price of $10.00 per share for an aggregate price to the public of $21,000,000. The Company paid underwriting discounts and commission of $1,470,000 and incurred additional expenses of $1,474,000. The Company received net offering proceeds of $18,056,000 after deducting underwriters' discounts and commissions and offering expenses. Through September 30, 1997, the Company used $14,518,000 of the net proceeds to repay outstanding indebtedness and interest, and $1,724,000 of the net proceeds for acquisitions and related expenses, leaving a balance of $1,814,000 of net proceeds available for future use by the Company.

                  Of the $14,518,000 of indebtedness and interest repaid by the Company, $6,250,000 was paid to certain stockholders of the Company which include certain of the Company's officers and directors and the balance of $8,268,000 was paid to other non-related parties.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS.

                  None.

ITEM 5.           OTHER INFORMATION.

                  The Block Vision Acquisition. Effective October 31, 1997, the Company closed in escrow the acquisition of all of the issued and outstanding stock of BBG-COA, Inc. the parent company of Block Vision, Inc. ("Block Vision") which event is otherwise reportable on Form 8-K under items 2 and 7. Block Vision provides administration services on behalf of managed vision care plans for a nationwide network of 5,171 Contract Providers who provide eye care services pursuant to 58 capitated and five discount fee-for-service managed care contracts covering over 2.1 million exclusively contracted patient lives. The Block Acquisition has enabled the Company to establish 28 new LADS for future development. Furthermore, Block Vision has established a network of approximately 4,500 additional credentialed Contract Providers, and another 1,400 Contact Providers in the process of being credentialed, to provide eye are services to capture future managed are business in anticipated new local markets. In addition, Block Vision operates a buying group division which provides billing and collection services to suppliers of optical products. The Block Acquisition was accounted for under the purchase method of accounting. The aggregate consideration paid by the Company was approximately $35.0 million, consisting of approximately $25.6 million in cash, 458,365 shares of Common Stock, subject to certain post-closing adjustments, and 219,633 shares of Common Stock to be held in escrow as contingent consideration, of which 109,816 shares of Common Stock are to be delivered by the Company to the sellers if earnings before interest, taxes, depreciation and amortization ("EBITDA") of Block vision reaches $4.5 million for the year ended December 31, 1998. The remaining 109,817 shares will be deliverable on a pro rata escalating basis if Block Vision reaches $4.5 million of EBITDA for 1998 with the full contingent consideration deliverable upon Block Vision attaining $4.9 million of EBITDA for 1998. The report of independent public accountants, audited financial statements of Block Vision and unaudited pro forma financial statements are set forth below.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
and Shareholders of
BBG-COA, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and accumulated deficit and of cash flows present fairly, in all material respects, the financial position of BBG-COA, Inc. and its subsidiaries (the "Company") at April 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP

Fort Lauderdale, Florida
July 1, 1997, except as to Note 10,
which is as of August 19, 1997

                                 BBG-COA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                      APRIL 30,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
                                        ASSETS
Current assets
  Cash......................................................  $   653,228   $   704,312
  Accounts receivable:
     Receivables from buying group members, less allowance
      for doubtful accounts of $35,632 and $56,406..........    6,031,354     6,441,516
     Managed vision care fees receivable....................      284,529       211,484
     Receivables from fee for service plans.................      727,802        18,128
     Other..................................................      237,603       106,862
  Prepaid expenses and other current assets.................       81,334       143,510
  Prepaid income taxes......................................      191,971       273,055
  Deferred income taxes.....................................       31,810       122,243
                                                              -----------   -----------
          Total current assets..............................    8,239,631     8,021,110
Restricted cash.............................................      125,000       125,000
Furniture, fixtures and purchased software, net.............      915,913       482,225
Other assets................................................       50,826       156,083
Goodwill, less accumulated amortization of $2,684,636 and
  $2,312,735................................................    5,144,180     5,516,081
                                                              -----------   -----------
          Total assets......................................  $14,475,550   $14,300,499
                                                              ===========   ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of capital lease obligations..............  $    33,750   $    40,000
  Accounts payable:
     Payables to buying group suppliers.....................    5,726,000     6,126,767
     Managed vision care claim reserves.....................    1,507,835     1,018,607
     Fee for service plans claims payable...................      719,455        13,458
  Accrued liabilities.......................................      306,699       394,311
                                                              -----------   -----------
          Total current liabilities.........................    8,293,739     7,593,143
Line of credit..............................................    3,302,352     4,446,415
Capital lease obligations...................................       18,414        24,890
                                                              -----------   -----------
          Total liabilities.................................   11,614,505    12,064,448
                                                              -----------   -----------
Shareholders' equity
  Common stock, $0.01 par value, authorized 3,000,000
     shares; issued and outstanding 1,363,814 shares........       13,638        13,638
  Additional paid-in capital................................    3,828,365     3,828,365
  Accumulated deficit.......................................     (980,958)   (1,605,952)
                                                              -----------   -----------
          Total shareholders' equity........................    2,861,045     2,236,051
                                                              -----------   -----------
          Total liabilities and shareholders' equity........  $14,475,550   $14,300,499
                                                              ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                 BBG-COA, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                                   YEAR ENDED APRIL 30,
                                                          ---------------------------------------
                                                             1997          1996          1995
                                                          -----------   -----------   -----------
Revenues:
  Buying group sales....................................  $54,589,487   $56,361,820   $63,245,994
  Managed vision care division fees.....................   14,386,981     8,283,865            --
                                                          -----------   -----------   -----------
          Total revenues................................   68,976,468    64,645,685    63,245,994
Expenses:
  Cost of product -- buying group.......................   51,816,568    53,448,373    58,287,963
  Cost of service -- managed vision care division.......   10,220,761     5,965,721            --
  Selling and administrative expenses...................    5,474,972     4,747,000     4,135,986
  Provision for relocation costs........................           --            --       552,000
                                                          -----------   -----------   -----------
                                                           67,512,301    64,161,094    62,975,949
Income from operations..................................    1,464,167       484,591       270,045
Interest expense........................................      291,354       364,163       335,956
Other (income) expense, net.............................      (14,303)       36,454        31,348
                                                          -----------   -----------   -----------
Income (loss) before income taxes.......................    1,187,116        83,974       (97,259)
Provision for income taxes..............................      562,122       166,479       126,188
                                                          -----------   -----------   -----------
          Net income (loss).............................      624,994       (82,505)     (223,447)
Accumulated deficit -- beginning of year................   (1,605,952)   (1,523,447)   (1,300,000)
                                                          -----------   -----------   -----------
Accumulated deficit -- end of year......................  $  (980,958)  $(1,605,952)  $(1,523,447)
                                                          ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                 BBG-COA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED APRIL 30,
                                                             -----------------------------------
                                                                1997         1996        1995
                                                             -----------   ---------   ---------
Cash flows from operating activities
  Net income (loss)........................................  $   624,994   $ (82,505)  $(223,447)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
     Depreciation and amortization.........................      646,901     478,256     455,220
     Changes in assets and liabilities
       (Increase) decrease in accounts receivable..........     (503,298)   (510,244)    426,424
       Decrease (increase) in prepaid expenses and other
          current assets...................................       62,176      53,292    (119,765)
       Decrease (increase) in prepaid income taxes.........       81,084    (215,000)    (42,654)
       Decrease (increase) in deferred income taxes........       90,433     187,640    (134,142)
       Increase in restricted cash.........................           --    (125,000)         --
       Decrease (increase) in other assets.................      105,257     (78,386)     14,021
       Increase (decrease) in accounts payable.............      794,458   1,502,110    (368,754)
       (Decrease) increase in accrued liabilities..........      (87,612) (1,044,481)    710,756
       Other...............................................           --      37,337          --
                                                             -----------   ---------   ---------
          Net cash provided by operating activities........    1,814,393     203,019     717,659
                                                             -----------   ---------   ---------
Cash flows from investing activities
  Capital expenditures.....................................     (708,688)   (347,175)    (51,513)
                                                             -----------   ---------   ---------
          Net cash used in investing activities............     (708,688)   (347,175)    (51,513)
                                                             -----------   ---------   ---------
Cash flows from financing activities
  (Repayments of) proceeds from revolving credit loan,
     net...................................................   (1,144,063)    881,675     (33,220)
  Repayments of capital lease obligations..................      (12,726)    (37,000)    (11,304)
  Repayments of long-term debt and notes
     payable -- shareholders...............................           --    (370,000)   (666,667)
                                                             -----------   ---------   ---------
          Net cash (used in) provided by financing
            activities.....................................   (1,156,789)    474,675    (711,191)
                                                             -----------   ---------   ---------
Net (decrease) increase in cash............................      (51,084)    330,519     (45,045)
Cash -- beginning of year..................................      704,312     373,793     418,838
                                                             -----------   ---------   ---------
Cash -- end of year........................................  $   653,228   $ 704,312   $ 373,793
                                                             ===========   =========   =========
Supplemental cash flow information
  Cash paid during the year for:
     Interest..............................................  $   291,354   $ 378,000   $ 364,290
                                                             ===========   =========   =========
     Income taxes..........................................  $   652,532   $ 265,000   $ 251,400
                                                             ===========   =========   =========

   The accompanying notes are an integral part of these financial statements.

                                 BBG-COA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

NATURE OF BUSINESS

     BBG-COA, Inc. (the "Company") through its wholly-owned subsidiary, Block Vision, Inc. ("BVI") (formerly Block Buying Group, Inc.), provides billing and collection services to suppliers of optical products, through its buying group division ("buying group"). The Company, through its managed care division and through BVI's wholly-owned subsidiary, Block Vision of Texas, Inc. ("BVT") provides vision benefit management services to health maintenance organizations, preferred provider organizations and other managed care entities.

BASIS OF PRESENTATION AND CONSOLIDATION

     The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect management's estimates and assumptions, such as those regarding managed vision care costs that affect the recorded amounts. These consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated. References to 1997, 1996 and 1995 refer to the fiscal years ended April 30, 1997, 1996 and 1995, respectively.

REVENUE RECOGNITION

     The buying group business provides billing and collection services to suppliers of optical products, whereby providers receive merchandise from suppliers for direct shipment to the providers. The Company pays the vendors and likewise bills the providers for such products. The Company receives revenue by retaining generally 5% of the total receivables collected by the Company. This commission revenue is included in buying group sales in the accompanying statements of operations and is recognized upon shipment of merchandise by the suppliers.

     The managed vision care division of the Company provides vision care administrative services to health maintenance organizations and other groups, generally based on predetermined monthly fees. The Company reimburses participating vision care providers for vision care services rendered by such providers to enrollees of the Company's clients.

CASH AND CASH EQUIVALENTS

     Short-term investments with a maturity of three months or less at the time of purchase are reported as cash equivalents and include a certificate of deposit.

RESTRICTED CASH

     The Company established a Texas subsidiary during 1996 which is subject to various regulatory restrictions. At April 30, 1997 and 1996, the Company maintained a minimum required surplus of $125,000, including a statutory deposit of $50,000.

FURNITURE, FIXTURES AND PURCHASED SOFTWARE

     Furniture, fixtures and purchased software are carried at cost less accumulated depreciation and amortization. Depreciation and amortization expense is computed using the straight-line method based on estimated useful lives of the assets ranging from 5 to 7 years.

GOODWILL

     The cost of acquired businesses in excess of values assigned to net assets is amortized over 20 years. Amortization expense for each of the years ended April 30, 1997, 1996 and 1995 was $371,901, and is included in selling and administrative expenses. The Company periodically reviews the recoverability of goodwill from future cash flows, and adjusts the carrying value as required. At April 30, 1997 and 1996, the Company determined that goodwill, net of accumulated amortization, was not impaired.

                                 BBG-COA, INC.

MANAGED VISION CARE CLAIM RESERVES

     The Company has accrued a liability for unpaid claims of $546,054 and $328,142 at April 30, 1997 and 1996, respectively, and a liability for claims incurred but not reported (IBNR) of $961,781 and $690,465 at April 30, 1997 and 1996, respectively. The liability for IBNR claims includes amounts for which services by a vision care provider have been rendered but are not yet paid and an estimate of costs incurred but not reported. Accruals are based on estimations of the Company's incurred claims. The accrued liabilities for unpaid claims and for claims incurred but not reported are included in accounts payable.

INCOME TAXES

     The Company provides for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." SFAS No. 109 requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

CASH FLOW INFORMATION

     Certain noncash transactions are excluded from the consolidated statement of cash flows as follows:

                                                               1997     1996     1995
                                                              -------   ----   --------
Noncash investing and financing activities
  Fixed assets acquired under capital leases................  $29,181   $ --   $113,194

STOCK BASED COMPENSATION

     The Company's employee stock option plan is accounted for using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). Effective May 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation". SFAS No. 123 establishes a fair value based accounting method of accounting for stock based compensation plans. As permitted under the Statement, the Company has elected to continue to apply the provisions of APB 25 and to comply with the disclosure requirements of SFAS No. 123. There was no effect on the Company's results of operations or financial position upon adoption of the Statement (see Note 7).

2.  FURNITURE, FIXTURES AND PURCHASED SOFTWARE

     Furniture, fixtures and purchased software consist of the following:

                                                                     APRIL 30,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
Furniture and fixtures......................................  $  442,088   $  368,354
Computer equipment..........................................     432,603      383,147
Purchased software..........................................     933,735      348,237
Leasehold improvements......................................      16,001       16,001
                                                              ----------   ----------
                                                               1,824,427    1,115,739
Less: Accumulated depreciation and amortization.............     908,514      633,514
                                                              ----------   ----------
                                                              $  915,913   $  482,225
                                                              ==========   ==========

                                 BBG-COA, INC.

     Included in selling and administrative expenses is depreciation and amortization expense for the years ended April 30, 1997, 1996 and 1995 of $275,000, $106,355 and $83,319, respectively. The Company leases certain computer equipment under capital leases with an aggregate cost of $142,375 and $113,058 at April 30, 1997 and 1996, respectively.

3.  DEBT AND CREDIT AGREEMENTS

                                                                     APRIL 30,
                                                              -----------------------
                                                                 1997         1996
                                                              ----------   ----------
Line of credit..............................................  $3,302,352   $4,446,415
Capital lease obligations...................................      52,164       64,890
                                                              ----------   ----------
                                                               3,354,516    4,511,305
Less: Current portion.......................................      33,750       40,000
                                                              ----------   ----------
                                                              $3,320,766   $4,471,305
                                                              ==========   ==========

     At April 30, 1997 and 1996, the Company had $3,302,352 and $4,446,415,
respectively, outstanding under a financing agreement (the "Agreement") with NationsBank. The Agreement expires on September 30, 1997. Under the Agreement, borrowings under a line of credit facility are limited to the lesser of $6,500,000 or approximately 85% of accounts receivable (maximum line of approximately $6,189,095 at April 30, 1997). The Agreement also contains a letter of credit facility which is limited to $2,200,000. The exposure under the letters of credit, calculated from time to time, reduces the amount available under the line of credit. As of April 30, 1997 and 1996, the Company had caused letters of credit to be issued to suppliers to guarantee future payments for up to $1,425,000 and $1,770,000, respectively. The outstanding borrowings under the line of credit bear interest at the prime interest rate plus 1%. Additionally, the Company is required to pay a commitment fee of .5% annually on the unused portion of the commitment. Borrowings under the Agreement are secured by substantially all assets of the Company. The Agreement, as amended, contains certain financial covenants including the maintenance of minimum levels of profitability and maximum debt to equity leverage ratios.

4.  INCOME TAXES

     A summary of the provision (benefit) for income taxes follows:

                                                              YEAR ENDED APRIL 30,
                                                         ------------------------------
                                                           1997       1996       1995
                                                         --------   --------   --------
Current
  Federal..............................................  $402,748   $(33,654)  $188,305
  State................................................    68,942     13,493     72,337
                                                         --------   --------   --------
                                                          471,690    (20,161)   260,642
                                                         --------   --------   --------
Deferred
  Federal..............................................    76,728    136,166    (98,027)
  State................................................    13,704     51,474    (36,545)
                                                         --------   --------   --------
                                                           90,432    187,640   (134,572)
                                                         --------   --------   --------
                                                         $562,122   $167,479   $126,070
                                                         ========   ========   ========

     At April 30, 1997, 1996 and 1995, the Company has net operating loss carryforwards of approximately $0, $95,000 and $0, respectively, for both financial reporting and federal income tax purposes. Differences between book and taxable income primarily relate to non-deductible amortization of goodwill.

                                 BBG-COA, INC.

     The tax effect of temporary differences which give rise to deferred income tax assets as of April 30, 1997 and 1996 are as follows:

                                                               1997       1996
                                                              -------   --------
Allowance for doubtful accounts.............................  $13,408   $ 20,037
Returns and allowance reserve...............................       --     30,400
Net operating loss carryforwards............................       --     32,020
Deferred gains..............................................    6,593     11,850
Other.......................................................   11,809     27,936
                                                              -------   --------
Deferred tax asset..........................................  $31,810   $122,243
                                                              =======   ========

5.  CREDIT AND CONCENTRATION RISK

     Financial instruments which subject the Company to concentrations of credit risk consist principally of buying group accounts receivables. The Company provides credit, in the normal course of business, to a large number of optometrists.

     Revenues generated from sales of products from one vendor constituted approximately 15%, 16% and 19% of the Company's buying group sales revenue during the years ended April 30, 1997, 1996 and 1995, respectively. Revenues generated from sales of products from a second vendor constituted 14%, 13% and 12% of the Company's buying group sales revenue during the years ended April 30, 1997, 1996 and 1995, respectively.

     Capitation payments generated from three managed care customers comprised 12%, 11% and 7% of total capitation payments during the year ended April 30, 1997.

6.  EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) plan to which employees can contribute 1% -15% of their pretax salary. The Company makes a discretionary match of this amount. During the years ended April 30, 1997 and 1996, the Company's expense for this plan was $57,364 and $33,478, respectively.

     During the year ended April 30, 1995, the Company sponsored defined benefit and contribution plans. The Company's pension expense under these plans in 1995 was $75,323.

7.  STOCK OPTIONS

     In May 1993, the Company adopted an incentive stock option plan ("Plan"), which authorized the granting of options to purchase 100,000 shares of the Company's common stock. On June 15, 1993, the Company granted 67,500 options to key employees at an option price of $4.33 per share which was determined to be the fair market value on the date of grant. In fiscal year 1995, 6,250 options lapsed due to the resignation of an employee. On May 18, 1995, the Company authorized the grant of 23,750 options at an option price of $7.00 per share which was determined to be the fair market value on the date of grant. Of the 23,750 options authorized for grant in May 1995, only 21,250 were issued. On December 26, 1995, the Company granted the remaining 17,500 options to key employees at an option price of $7.00 per share which was determined to be the fair market value on the date of grant. These options vest over 36 to 48 months and can be exercised over a 10-year period beginning with the respective date of grant. At April 30, 1997, there were no options available for issuance under the Plan and no options had been exercised as of April 30, 1997.

     The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal year 1996: dividend yield of 0%; risk-free interest rate of 6.76%; and expected lives of 7.5 years.

                                 BBG-COA, INC.

     A summary of the Company's stock option plan as of and for each of the three years ended April 30, 1997 is as follows:

                                                   1997                 1996                1995
                                            ------------------   ------------------   -----------------
                                                      WEIGHTED             WEIGHTED            WEIGHTED
                                                      AVERAGE              AVERAGE             AVERAGE
                                                      EXERCISE             EXERCISE            EXERCISE
                                            SHARES     PRICE     SHARES     PRICE     SHARES    PRICE
                                            -------   --------   -------   --------   ------   --------
Outstanding at beginning of year..........  100,000    $5.36      61,250    $4.33     67,500    $4.33
  Granted.................................       --       --      41,250     7.00         --       --
  Exercised...............................       --       --          --       --         --       --
  Forfeited...............................       --       --      (2,500)    7.00     (6,250)    4.33
                                            -------    -----     -------    -----     ------    -----
Outstanding at end of year................  100,000    $5.36     100,000    $5.36     61,250    $4.33
                                            =======    =====     =======    =====     ======    =====
Weighted-average fair value of options
  granted during the year.................             $  --                $7.00               $  --
                                                       =====                =====               =====

     The following table summarizes information about stock options outstanding at April 30, 1997:

                                                                 OPTIONS OUTSTANDING
                                                           --------------------------------
                                                                      WEIGHTED
                                                                       AVERAGE     WEIGHTED
                        RANGE OF                                     CONTRACTUAL   AVERAGE
                        EXERCISE                                      REMAINING    EXERCISE
                         PRICES                            NUMBER       LIFE        PRICE
                        --------                           -------   -----------   --------
$4.33....................................................   61,250     6 years       $ 4.33
$7.00....................................................   38,750     8 years         7.00
-------------                                              -------   ---------      -------
$4.33 - $7.00............................................  100,000     7 years       $ 5.36
=============                                              =======   =========      =======

8.  RELOCATION COSTS

     In January 1995, the Company's Board of Directors approved the relocation of the Company's operations to Florida. In 1995, the Company recorded a $552,000 charge for the costs associated with the move. These charges cover office moving costs, severance payments to approximately 15 employees not relocating, and moving costs for employees relocating including closing costs and real estate commissions on new homes.

9.  COMMITMENTS

OPERATING LEASES

     The Company leases its office facilities and various equipment. Total rental expense for the years ended April 30, 1997, 1996 and 1995 was $256,648, $227,662 and $149,316, respectively. Approximate minimum annual rental commitments under non-cancelable operating leases at April 30, 1997 are as follows:

1998........................................................  $224,731
1999........................................................   199,926
2000........................................................   205,055
2001........................................................   210,804
2002........................................................    17,637
Thereafter..................................................        --
                                                              --------
                                                              $858,153
                                                              ========

                                 BBG-COA, INC.

CUSTOMER CONTRACTS

     The Company has entered into several contracts with health maintenance organizations ("HMO's"). These contracts define a business relationship whereby the Company, through its network of providers, arranges vision care services to members of the HMO's pursuant to a predetermined reimbursement schedule. The HMO contracts generally have a term of one to two years, but generally may be terminated by either party without cause on 60-90 days notice.

10.  SUBSEQUENT EVENT

     On August 19, 1997, the Company and NationsBank entered into a verbal agreement to renew the Company's line of credit facility through September 30, 1998.

                                   * * * * *

                                 BBG-COA, INC.

                           CONSOLIDATED BALANCE SHEET

                                                               JULY 31,
                                                                 1997
                                                              -----------
                                                              (UNAUDITED)
                                 ASSETS
Current assets
  Cash......................................................  $   338,845
  Accounts receivable:
     Receivables from buying group members, less allowance
       for doubtful accounts of $41,632.....................    5,058,177
     Managed vision care fee receivables....................      718,420
     Receivables from fee for service plans.................      785,701
  Prepaid expenses and other current assets.................       41,848
  Prepaid income taxes......................................       (9,163)
  Deferred income taxes.....................................       24,173
                                                              -----------
          Total current assets..............................    6,958,001
Restricted cash.............................................      125,000
Furniture, fixtures and purchased software, net.............      977,787
Other assets................................................      133,513
Goodwill, less accumulated amortization of $2,777,612.......    5,051,204
                                                              -----------
          Total assets......................................  $13,245,505
                                                              ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current portion of capital lease obligations..............  $    27,511
  Accounts payable:
     Payables to buying group suppliers.....................    4,830,741
     Managed vision care claim reserves.....................    1,207,326
     Fee for service plans claims payable...................      563,568
  Accrued liabilities.......................................      193,956
                                                              -----------
          Total current liabilities.........................    6,823,102
Line of credit..............................................    3,124,134
Other long-term liabilities.................................       40,211
                                                              -----------
          Total liabilities.................................    9,987,447
                                                              -----------
Shareholders' equity
  Common stock, $0.01 par value, authorized 3,000,000
     shares;
     issued and outstanding 1,363,814 shares................       13,638
  Additional paid-in capital................................    3,828,365
  Accumulated deficit.......................................     (583,945)
                                                              -----------
          Total shareholders' equity........................    3,258,058
                                                              -----------
          Total liabilities and shareholders' equity........  $13,245,505
                                                              ===========

   The accompanying notes are an integral part of these financial statements.

                                 BBG-COA, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                               THREE-MONTH PERIOD ENDED
                                                                       JULY 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
                                                                     (UNAUDITED)
Revenues:
  Buying group sales........................................  $13,921,435    $14,021,144
  Managed vision care division fees.........................    3,913,145      2,883,234
                                                              -----------    -----------
          Total revenues....................................   17,834,580     16,904,378
Expenses:
  Cost of product -- buying group...........................   13,233,812     13,322,123
  Cost of service -- managed vision care division...........    2,418,131      1,973,292
  Selling and administrative expenses.......................    1,428,039      1,257,195
                                                              -----------    -----------
                                                               17,079,982     16,552,610
          Income from operations............................      754,598        351,768
Interest expense............................................       60,228         92,968
Other income, net...........................................       (8,596)        (8,363)
                                                              -----------    -----------
Income before income taxes..................................      702,966        267,163
Provision for income taxes..................................      305,953        210,259
                                                              -----------    -----------
          Net income........................................      397,013         56,904
Accumulated deficit -- beginning of period..................     (980,958)    (1,605,952)
                                                              -----------    -----------
Accumulated deficit -- end of period........................  $  (583,945)   $(1,549,048)
                                                              ===========    ===========

                  The accompanying notes are an integral part of these financial statements.

                                 BBG-COA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               THREE-MONTH PERIOD ENDED
                                                                       JULY 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
                                                                     (UNAUDITED)
Cash flows from operating activities
  Net income................................................  $   397,013    $    56,904
  Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation and amortization..........................      164,975        140,975
     Changes in assets and liabilities
       Decrease in accounts receivable......................      718,990      1,179,937
       Decrease in prepaid expenses and other current
        assets..............................................       39,486         30,963
       Decrease in prepaid income taxes.....................      201,134        109,064
       Decrease in deferred income taxes....................        7,637         41,734
       Increase in other assets.............................      (82,687)       (41,875)
       Decrease in accounts payable.........................   (1,351,655)    (1,186,636)
       Decrease in accrued liabilities......................     (112,743)      (220,019)
       Other................................................       40,211        115,502
                                                              -----------    -----------
          Net cash provided by operating activities.........       22,361        226,549
                                                              -----------    -----------
Cash flows from investing activities
  Capital expenditures......................................     (133,874)      (143,380)
                                                              -----------    -----------
          Net cash used in investing activities.............     (133,874)      (143,380)
                                                              -----------    -----------
Cash flows from financing activities
  Repayments of revolving credit loan, net..................     (178,217)      (436,518)
  Repayments of capital lease obligations...................      (24,653)       (13,015)
                                                              -----------    -----------
          Net cash used in financing activities.............     (202,870)      (449,533)
                                                              -----------    -----------
Net decrease in cash........................................     (314,383)      (366,364)
Cash -- beginning of period.................................      653,228        704,312
                                                              -----------    -----------
Cash -- end of period.......................................  $   338,845    $   337,948
                                                              ===========    ===========
Supplemental cash flow information
  Cash paid during the period for:
     Interest...............................................  $    60,227    $    92,968
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                 BBG-COA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The consolidated financial statements of BBG-COA, Inc. and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The interim financial data is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for interim periods.

     These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto contained in the prospectus.

     The Company believes that the maturation of the Company's managed vision care business and the Company's termination of certain unprofitable managed vision care contracts has resulted in lower participant utilization and higher gross profits on the Company's managed vision care business during the quarter ended July 31, 1997. However, the results of operations for the three month period ended July 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.  AMENDMENT OF FINANCING AGREEMENT

     On October 1, 1997, the Company and NationsBank executed an amendment to the Company's financing agreement to extend the maturity date of the agreement to September 30, 1998 and to amend various covenants specified in the agreement.

3.  SALE OF COMPANY

     On October 13, 1997, BBG-COA's Board of Directors approved the terms of a letter of intent for the acquisition by Vision Twenty-One, Inc. of 100% of the issued and outstanding shares of BBG-COA's common stock for $35.0 million consideration consisting of cash and the common stock of Vision Twenty-One, Inc. plus the assumption of certain indebtedness. Additional shares of common stock will be held in escrow as contingent consideration, deliverable upon the attainment of certain operating results.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                              UNAUDITED PRO FORMA
                       CONSOLIDATED FINANCIAL INFORMATION

BASIS OF PRESENTATION

     Effective December 1, 1996, Vision Twenty-One, Inc. (the "Company") acquired substantially all of the assets, primarily consisting of accounts receivable, leases, contracts, equipment and other tangible and intangible assets (the "business assets"), and assumed certain liabilities of 10 ophthalmology and optometry practices located in Minnesota, Arizona and Florida (the "1996 Acquisitions"). In conjunction with the 1996 Acquisitions, the Company entered into various business management agreements (the "Management Agreements") with the professional associations operating those practices. From March 1, 1997 to the Company's Initial Public Offering on August 18, 1997, the Company acquired the business assets of one optometry clinic, 11 ophthalmology clinics, six optical dispensaries and four ASCs located in Arizona and Florida (the "Pre IPO Acquisitions"). In conjunction with the Pre IPO Acquisitions, the Company entered into Management Agreements with the professional associations operating the practices. In September 1997, the Company acquired the business assets of four ophthalmology clinics and two optical dispensaries located in Arizona, Florida and New York and acquired the business assets of a managed care company (the "September Acquisitions"). The September Acquisitions included the following entities: (i) Retina Associates, Southwest P.C., (ii) DGL Properties, Inc., (iii) Center Optical, Inc., (iv) Managed Health Services, Inc., and (v) Florida Eye Center. In October 1997, the Company closed in escrow one acquisition and entered into an arrangement to acquire the business assets of, collectively, one optical dispensary, two ophthalmology clinics and one ASC located in Florida (the "October Acquisitions"). In conjunction with the September and October Acquisitions, the Company entered into various Management Agreements with the professional associations operating those practices. Effective October 31, 1997, the Company acquire all of the issued and outstanding stock of BBG-COA, Inc. (the "Block Acquisition"). The Pre IPO Acquisitions, the September Acquisitions and the October Acquisitions are collectively referred to as the "1997 Acquisitions." Except for the Company's acquisitions of managed care companies and the Block Acquisition, which were accounted for under the purchase method of accounting, its acquisitions have been accounted for by recording the assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. The Company plans to sell 2,800,000 shares of Common Stock to raise approximately $29,748,500 net of Offering expenses in November 1997 (the "Offering").

     The following unaudited pro forma consolidated financial statements are based on the historical consolidated financial statements of the Company, adjusted to give effect to the transactions described below. The unaudited pro forma consolidated statements of operations of the Company for the year ended December 31, 1996 give effect to the following transactions as if they had occurred on January 1, 1996: (i) the 1996 Acquisitions, (ii) the 1997 Acquisitions, (iii) the Block Acquisition, (iv) the Initial Public Offering and the application of the net proceeds therefrom and (v) the Offering and the application of the estimated net proceeds therefrom. The unaudited pro forma consolidated statements of operations of the Company for the nine-month period ended September 30, 1997 give effect to the following transactions as if they had occurred on January 1, 1996: (i) the 1997 Acquisitions, (ii) the Block Acquisition, (iii) the Initial Public Offering and the application of the net proceeds therefrom and (iv) the Offering and the application of the estimated net proceeds therefrom. The unaudited pro forma consolidated balance sheet of the Company as of September 30, 1997 gives effect to the October Acquisitions and the Block Acquisition at that date and the consummation of the Offering and the application of the estimated net proceeds therefrom.

     The unaudited pro forma consolidated financial statements are based on the historical financial statements of the Company, Block Vision and the professional or other entities which owned the business assets which were the subject of the 1996 and 1997 Acquisitions and give effect to the 1996 Acquisitions, the 1997 Acquisitions, the Block Acquisition, the Initial Public Offering and the Offering and the assumptions and adjustments described in the notes thereto. The unaudited pro forma consolidated financial information does not purport to indicate what the results of operations or financial condition of the Company would have been if the 1996 and 1997 Acquisitions, the Block Acquisition, the Initial Public Offering and the Offering had been effected on the dates indicated or to project the future results of operations or financial condition of the Company. Such pro forma financial information should be read in conjunction with the consolidated financial statements of the Company and the financial statements of certain of the other entities as previously filed with the Securities and Exchange Commission.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                        UNAUDITED PRO FORMA CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                          YEAR ENDED DECEMBER 31, 1996

                                 HISTORICAL
                                  COMPANY                 BLOCK                             1996 AND
                            FOR THE TWELVE-MONTH   FOR THE TWELVE-MONTH      BLOCK            1997
                                PERIOD ENDED           PERIOD ENDED       ACQUISITION     ACQUISITIONS         PRO FORMA
                             DECEMBER 31, 1996      DECEMBER 31, 1996     ADJUSTMENTS     ADJUSTMENTS         CONSOLIDATED
                            --------------------   --------------------   -----------     ------------        ------------
Revenues:
 Practice management
   fees...................      $ 1,942,843                                               $37,538,000(2)      $ 39,480,843
 Managed care.............        7,315,196            $12,279,598                          3,492,000(1)        23,086,794
 Buying group sales.......                              54,832,374                                              54,832,374
 Other revenue............          305,654                 26,244                              3,000(1)           334,898
                                -----------            -----------        -----------     -----------         ------------
                                  9,563,693             67,138,216                 --      41,033,000          117,734,909
Operating expenses:
 Practice management
   expenses...............        1,244,173                                                30,504,000(2)        31,748,173
 Medical claims...........        9,128,659              8,741,585                          2,919,000(1)        20,789,244
 Cost of buying group
   sales..................                              52,084,442                                 --           52,084,442
 Salaries, wages and
   benefits...............        1,889,395              2,530,611            (90,000)(4)      38,000(1)         6,806,006
                                                                                            2,438,000(12)
 Business development.....        1,926,895                                                        --            1,926,895
 General and
   administrative.........        1,208,678              2,274,141                            322,000(1)         4,034,819
                                                                                              230,000(12)               --
 Depreciation and
   amortization...........          126,046                556,000           (372,000)(5)   2,338,000(3)         4,059,046
                                                                            1,411,000(5)
                                -----------            -----------        -----------     -----------         ------------
                                 15,523,846             66,186,779            949,000      38,789,000          121,448,625
Income (loss) from
 operations...............       (5,960,153)               951,437           (949,000)      2,244,000           (3,713,716)
Interest expense..........          159,484                333,074            510,000(11)     204,000(6)         1,206,558
                                -----------            -----------        -----------     -----------         ------------
Income (loss) before
 income taxes.............       (6,119,637)               618,363         (1,459,000)      2,040,000           (4,920,274)
Income tax expense
 (benefit)................               --                391,194           (176,194)(7)  (1,536,000)(7)       (1,321,000)
                                -----------            -----------        -----------     -----------         ------------
Net income (loss).........      $(6,119,637)           $   227,169        $(1,282,806)    $ 3,576,000         $ (3,599,274)
                                ===========            ===========        ===========     ===========         ============
Net income (loss) per
 common share.............      $     (1.02)                                                                  $      (0.47)
                                ===========                                                                   ============
Weighted average number of
 common shares
 outstanding..............        5,979,543                                                                      7,664,524
                                ===========                                                                   ============



      See accompanying notes to unaudited pro forma consolidated financial information.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                        UNAUDITED PRO FORMA CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1997

                                    HISTORICAL
                                     COMPANY               BLOCK
                                FOR THE NINE-MONTH   FOR THE NINE-MONTH      BLOCK             1997
                                   PERIOD ENDED         PERIOD ENDED      ACQUISITION      ACQUISITIONS           PRO FORMA
                                SEPTEMBER 30, 1997     JULY 31, 1997      ADJUSTMENTS      ADJUSTMENTS           CONSOLIDATED
                                ------------------   ------------------   -----------      ------------          ------------
Revenues:
 Practice management fees.....     $19,684,406                                              $11,388,000(2)       $31,072,406
 Managed care.................       9,307,430          $11,878,000                           1,461,000(1)        22,646,430
 Buying group revenue.........                           40,389,000                                  --           40,389,000
 Other revenue................         451,925              147,000                                  --              598,925
                                   -----------          -----------       -----------       -----------          -----------
                                    29,443,761           52,414,000                --        12,849,000           94,706,761
                                   -----------          -----------       -----------       -----------          -----------
Operating expenses:
 Practice management
   expenses...................      15,977,619                                                9,190,000(2)        25,167,619
 Medical claims...............       8,052,709            8,103,000                           1,186,000(1)        17,341,709
 Cost of buying group sales...                           38,360,000                                  --           38,360,000
 Salaries, wages and
   benefits...................       3,405,067            2,228,000           (68,000)(4)            --            5,565,067
 General and administrative...       1,339,555            1,770,000                             104,000(1)         3,213,555
 Depreciation and
   amortization...............         954,313              530,000          (297,000)(5)       808,000(3)         3,053,313
                                                                            1,058,000(5)             --
                                   -----------          -----------       -----------       -----------          -----------
                                    29,729,263           50,991,000           693,000        11,288,000           92,701,263
                                   -----------          -----------       -----------       -----------          -----------
Income (loss) from
 operations...................        (285,502)           1,423,000          (693,000)        1,561,000            2,005,498
Interest expense..............         740,777              181,000           510,000(11)            --            1,431,777
                                   -----------          -----------       -----------       -----------          -----------
Income (loss) before income
 taxes........................      (1,026,279)           1,242,000        (1,203,000)        1,561,000              573,721
Income taxes..................              --              601,000          (188,000)(7)       201,000(7)           614,000
                                   -----------          -----------       -----------       -----------          -----------
Income (loss) before
 extraordinary charge(13).....     $(1,026,279)         $   641,000       $(1,015,000)      $ 1,360,000          $   (40,279)
                                   ===========          ===========       ===========       ===========          ===========
Income (loss) before
 extraordinary charge per
 common share(13).............     $     (0.15)                                                                  $     (0.01)
                                   ===========                                                                   ===========
Weighted average number of
 common shares outstanding....       6,670,779                                                                     7,664,524
                                   ===========                                                                   ===========



      See accompanying notes to unaudited pro forma consolidated financial information.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                              UNAUDITED PRO FORMA
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997

                                     HISTORICAL
                                       COMPANY         BLOCK
                                        AS OF          AS OF         BLOCK           OCTOBER
                                    SEPTEMBER 30,    JULY 31,     ACQUISITION      ACQUISITION
                                        1997           1997       ADJUSTMENTS      ADJUSTMENTS
                                    -------------   -----------   -----------      -----------
ASSETS
Current assets:
  Cash and cash equivalents.......   $ 2,615,335    $   338,845      (750,000)(9)  $(1,792,000)(8)
                                                                     (370,000)(11)
  Accounts receivable.............     7,471,833      6,562,298                             --
  Other receivables...............     1,321,389                           --
  Prepaid expenses and other
    current assets................       889,941         56,858                             --
                                     -----------    -----------   -----------      -----------
        Total current assets......    12,298,498      6,958,001    (1,120,000)      (1,792,000)
Fixed assets, net.................     3,263,943        977,787                             --
Intangible assets.................    28,050,825      5,051,204    29,211,942(9)     3,150,000(8)
                                                                                       590,000(8)
Other assets......................       157,489        258,513                             --
                                     -----------    -----------   -----------      -----------
        Total assets..............   $43,770,755    $13,245,505   $28,091,942      $ 1,948,000
                                     ===========    ===========   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................   $   955,998    $ 6,601,635                             --
  Accrued expenses................       967,261        193,956                             --
  Accrued acquisition and offering
    costs.........................            --                                            --
  Accrued compensation............     1,317,385                                            --
  Due to managed professional
    associations..................     1,814,691                                            --
  Due to selling shareholders.....     3,800,228                   25,600,000(9)
  Current portion of long-term
    debt..........................       112,889                                            --
  Current portion of obligations
    under capital leases..........       289,742         27,511                             --
  Medical claims payable..........     1,457,866                                            --
                                     -----------    -----------   -----------      -----------
        Total current
          liabilities.............    10,716,060      6,823,102    25,600,000               --
Deferred rent payable.............       262,376                                            --
Obligations under capital
  leases..........................       111,046             --                             --
Long-term debt, less current
  portion.........................        66,264      3,124,134                             --
Other long-term liabilities.......                       40,211
Deferred income taxes.............     1,716,000                                       590,000(8)
Stockholders' equity:
  Common stock....................         8,591         13,638       (13,638)(9)          101(8)
                                                                          458(9)
  Additional paid-in capital......    40,269,136      3,828,365    (3,828,365)(9)    1,357,899(8)
                                                                    6,049,542(9)
                                                                       70,000(9)
                                                                      140,000(11)
  Deferred compensation...........      (435,810)                                           --
  Accumulated deficit.............    (8,942,908)      (583,945)      583,945(9)            --
                                                                     (510,000)(11)
                                     -----------    -----------   -----------      -----------
        Total stockholders'
          equity..................    30,899,009      3,258,058     2,491,942        1,358,000
                                     -----------    -----------   -----------      -----------
        Total liabilities and
          stockholders' equity....   $43,770,755    $13,245,505   $28,091,942      $ 1,948,000
                                     ===========    ===========   ===========      ===========


                                                                      PRO FORMA
                                     PRO FORMA       OFFERING        CONSOLIDATED
                                    CONSOLIDATED   ADJUSTMENTS      AFTER OFFERING
                                    ------------   ------------     --------------
ASSETS
Current assets:
  Cash and cash equivalents.......  $     42,180   $    348,272      $   390,452

  Accounts receivable.............    14,034,131                      14,034,131
  Other receivables...............     1,321,389                       1,321,389
  Prepaid expenses and other
    current assets................       946,799                         946,799
                                    ------------   ------------      -----------
        Total current assets......    16,344,499        348,272       16,692,771
Fixed assets, net.................     4,241,730                       4,241,730
Intangible assets.................    66,053,971                      66,053,971

Other assets......................       416,002                         416,002
                                    ------------   ------------      -----------
        Total assets..............  $ 87,056,202   $    348,272      $87,404,474
                                    ============   ============      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................  $  7,557,633                     $ 7,557,633
  Accrued expenses................     1,161,217                       1,161,217
  Accrued acquisition and offering
    costs.........................            --                              --
  Accrued compensation............     1,317,385                       1,317,385
  Due to managed professional
    associations..................     1,814,691                       1,814,691
  Due to selling shareholders.....    29,400,228   $ (3,800,228)(10)          --
                                                    (25,600,000)(10)
  Current portion of long-term
    debt..........................       112,889                         112,889
  Current portion of obligations
    under capital leases..........       317,253                         317,253
  Medical claims payable..........     1,457,866                       1,457,866
                                    ------------   ------------      -----------
        Total current
          liabilities.............    43,139,162    (29,400,228)      13,738,934
Deferred rent payable.............       262,376                         262,376
Obligations under capital
  leases..........................       111,046                         111,046
Long-term debt, less current
  portion.........................     3,190,398                       3,190,398
Other long-term liabilities.......        40,211                          40,211
Deferred income taxes.............     2,306,000                       2,306,000
Stockholders' equity:
  Common stock....................         9,150          2,800(10)       11,950

  Additional paid-in capital......    47,886,577     29,745,700(10)   77,632,277

  Deferred compensation...........      (435,810)                       (435,810)
  Accumulated deficit.............    (9,452,908)                     (9,452,908)

                                    ------------   ------------      -----------
        Total stockholders'
          equity..................    38,007,009     29,748,500       67,755,509
                                    ------------   ------------      -----------
        Total liabilities and
          stockholders' equity....  $ 87,056,202   $    348,272      $87,404,474
                                    ============   ============      ===========

      See accompanying notes to unaudited pro forma consolidated financial information.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                          NOTES TO UNAUDITED PRO FORMA
                       CONSOLIDATED FINANCIAL INFORMATION

     (1) The Company has acquired two managed care businesses -- one on December 1, 1996 (a 1996 Acquisition) and the other on September 1, 1997 (a 1997 Acquisition). These adjustments reflect the pro forma additional managed care revenue, medical claims, salaries, wages and benefits and general and administrative expenses that would have been generated by each business if the 1996 Acquisition and the 1997 Acquisition had occurred on January 1, 1996. The managed care revenue, medical claims, salaries, wages and benefits and general and administrative expenses for the nine-month period ended September 30, 1996 reflect the pro forma additional amounts that would have been incurred if the 1997 Acquisition had occurred on January 1, 1996.

                                                              TWELVE-MONTH    NINE-MONTH
                                                              PERIOD ENDED   PERIOD ENDED
                                                                12/31/96       9/30/97
                                                              ------------   ------------
Revenues:
  Managed care..............................................   $3,492,000     $1,461,000
  Other.....................................................        3,000             --
                                                               ----------     ----------
                                                                3,495,000      1,461,000
                                                               ----------     ----------
Expenses:
  Medical claims............................................    2,919,000      1,186,000
  Salaries, wages and benefits..............................       38,000             --
  General and administrative................................      322,000        104,000
                                                               ----------     ----------
                                                                3,279,000      1,290,000
                                                               ----------     ----------
Net.........................................................   $  216,000     $  171,000
                                                               ==========     ==========

     (2) The practice management fees and practice management expenses for the year ended December 31, 1996 reflect the pro forma additional practice management fee revenue that would have been earned through the management of the related managed professional entities under the Management Agreements if the 1996 Acquisitions (which were effective on December 1, 1996) and the 1997 Acquisitions had occurred on January 1, 1996, less approximately $479,000 earned by the Company on a historical basis through a management agreement with managed professional entities included in the 1996 Acquisitions. The practice management fees and practice management expenses for the nine-month period ended September 30, 1997 reflect the pro forma additional practice management fee revenue that would have been earned through the management of the related managed professional entities under the Management Agreements if the 1997 Acquisitions had occurred on January 1, 1996. This revenue represents reimbursement of practice management expenses incurred by the Company, including depreciation of fixed assets. In addition, the Company receives a percentage (ranging from 24 to 37 percent) of the related managed professional entities net earnings before interest, taxes and shareholder physician expenses, as determined under the related Management Agreements.

     The following analysis summarizes the adjustments related to practice management fees:

                                                                     1996 AND 1997
                                                                ACQUISITION ADJUSTMENTS
                                                              ---------------------------
                                                              TWELVE-MONTH    NINE-MONTH
                                                              PERIOD ENDED   PERIOD ENDED
                                                                12/31/96       9/30/97
                                                              ------------   ------------
Practice management fee summary:
Reimbursement of practice management expenses:
  Practice management expenses..............................  $30,504,000    $ 9,190,000
  Depreciation..............................................    1,140,000        347,000
                                                              -----------    -----------
                                                               31,644,000      9,537,000
Share of Managed Professional Associations' net earnings....    6,373,000      1,851,000
                                                              -----------    -----------
                                                               38,017,000     11,388,000
Less management fee earned by the Company through a
  management agreement with a Managed Professional
  Association for the eleven-month period ended November 30,
  1996......................................................     (479,000)            --
                                                              -----------    -----------
Practice management fee revenue.............................  $37,538,000    $11,388,000
                                                              ===========    ===========

     The share of Managed Professional Associations' net earnings was computed as follows:

                                                              TWELVE-MONTH    NINE-MONTH
                                                              PERIOD ENDED   PERIOD ENDED
                                                                12/31/96       9/30/97
                                                              ------------   ------------
Gross practice revenues.....................................  $52,887,000    $15,707,000
  less defined practice expenses including depreciation.....   31,644,000      9,537,000
                                                              -----------    -----------
Managed Professional Associations'
  net earnings..............................................  $21,243,000    $ 6,170,000
Weighted-average management fee percentage..................      30%            30%
                                                              -----------    -----------
Share of Managed Professional Associations'
  net earnings..............................................  $ 6,373,000    $ 1,851,000
                                                              ===========    ===========

     The pro forma adjustments for practice management fees and practice management expenses are based on the actual results of operations of the individual practices, as adjusted for the terms of the Management Agreements. While the Company expects the operations of the practices to improve under its management, there can be no assurance that operations will not deteriorate. However, the Company believes this information is the best available objective information upon which to evaluate the performance of the practices.

     (3) Depreciation and amortization reflect depreciation of the related managed professional entities' fixed assets acquired over their estimated useful life and amortization of intangible assets over an average life of 25 years:

                                                                     1996 AND 1997
                                                                ACQUISITION ADJUSTMENTS
                                                              ---------------------------
                                                              TWELVE-MONTH    NINE-MONTH
                                                              PERIOD ENDED   PERIOD ENDED
                                                                12/31/96       9/30/97
                                                              ------------   ------------
Fixed assets(a).............................................  $ 1,140,000     $  347,000
Intangible assets(b)........................................    1,198,000        461,000
                                                              -----------     ----------
                                                              $ 2,338,000     $  808,000
                                                              ===========     ==========

     (a) Depreciation on fixed assets is calculated on a straight-line method over the estimated useful lives of the various classes of assets, which range from three to seven years.

     (b) Amortization of intangible assets is calculated on a straight-line method over an average life of 25 years. Included in amortization expense is $191,000 and $109,000 for the twelve-month period ended

December 31, 1996 and the nine-month period ended September 30, 1997, respectively, for the addition to intangible assets and corresponding increase in deferred income taxes for the value of the portion of the Management Agreements acquired in non-taxable transactions as if they had occurred on January 1, 1996 and January 1, 1997, respectively.

     (4) The adjustment reduces certain salaries of the management of Block by $90,000 and $68,000 for the twelve-month period ended December 31, 1996 and the nine-month period ended September 30, 1997, respectively, to levels that will be paid by the Company.

     (5) The adjustment removes the goodwill amortization previously recorded by Block of $372,000 and $297,000 for the twelve-month period ended December 31, 1996 and the nine-month period ended September 30, 1997, respectively, and records the goodwill amortization of $1,411,000 and $1,058,000 for the twelve-month period ended December 31, 1996 and the nine-month period ended September 30, 1997, respectively, related to the acquisition of Block by the Company.

     (6) The adjustment to interest expense reflects the additional interest on the notes issued and the debt assumed in conjunction with the 1996 Acquisitions as if the 1996 Acquisitions occurred on January 1, 1996, as follows:

                                        CARRYING
                                         AMOUNT     INTEREST                       INTEREST
DESCRIPTION                             12/31/96      RATE          PERIOD         EXPENSE
-----------                            ----------   --------   -----------------   --------
Unsecured notes payable issued to
  stockholders of the Managed
  Professional Associations on
  12/1/96............................  $1,924,959     8.00%    1/1/96 -- 11/30/96  $141,000
Certain notes payable and capital
  lease obligations assumed of the
  Managed Professional Associations
  on 12/1/96.........................     744,481     9.25%    1/1/96 -- 11/30/96    63,000
                                                                                   --------
                                                                                   $204,000
                                                                                   ========

     (7) The adjustment records the income tax expense (benefit) that would have been recorded if the transactions had occurred on January 1, 1996. The expense (benefit) is calculated using an estimated average income tax rate of 38% and income before income taxes adjusted for the amortization of the non-deductible goodwill resulting from the Block Acquisition.

     (8) The adjustment reflects the October Acquisitions. The fair value of the net assets and Management Agreements associated with the October Acquisitions is expected to approximate $3,150,000. The October Acquisitions were financed through the expected payment of $1,792,000 in cash and the issuance of approximately 101,000 shares of the Company's Common Stock, valued at the average closing prices of the Company's Common Stock five days before and after the closing dates. The acquisition adjustment assumes the fair value of the net business assets is immaterial and, accordingly, allocates the entire fair value of $3,150,000 to intangible assets, principally representing the fair value of the Management Agreements. The Company has also recorded an addition to intangible assets of $590,000 with a corresponding increase in deferred income taxes for the value of the portion of the Management Agreements acquired in non-taxable transactions.

     (9) The adjustments reflect the Block Acquisition which was effective October 31, 1997. The Company delivered 458,365 shares of the Company's Common Stock valued at $13.20 per share based on the average closing prices of the Company's Common Stock in the five days before the closing date. The Company is obligated to pay $25,600,000 in cash on the earlier of consummation of the Offering or November 30, 1997. Goodwill was estimated as follows:

Value of Company Common Stock...............................               $ 6,050,000
Cash to be paid to selling shareholders.....................                25,600,000
Transaction fee paid in cash................................                   750,000
Transaction fee paid in warrants............................                    70,000
                                                                           -----------
                                                                            32,470,000
Recorded net book value of Block............................  $3,258,058
Less previously recorded goodwill...........................   5,051,204    (1,793,146)
                                                              ----------   -----------
Resulting goodwill..........................................                34,263,146
Previously recorded goodwill................................                 5,051,204
                                                                           -----------
          Net increase in goodwill..........................               $29,211,942
                                                                           ===========

     The Company anticipates that it will amortize the goodwill over a 25 year life. The Company will continue to evaluate the appropriate value of the assets and liabilities, the purchase price allocation and the amortization period for the goodwill. The adjustments also record the amounts due to selling shareholders of $25,600,000; the issuance of $6,050,000 in the Company Common Stock; payment of $750,000 in cash and $70,000 in warrants for certain transaction fees to be incurred in connection with the Block Acquisition; and the elimination of Block's historical equity accounts. There is no adjustment to deferred income taxes because the goodwill is non-deductible. If the Company subsequently determines that there are identifiable intangible assets, the amortization period for those amounts will be adjusted accordingly and deferred income taxes will also be recorded, which will increase the amount of goodwill.

     (10) The adjustments reflect the Company's intent to sell 2,800,000 shares of Common Stock in the Offering resulting in net proceeds of $29,748,500. Such proceeds will be used to repay the amounts due selling shareholders at September 30, 1997 $3,800,228 and the amounts due the selling shareholders of Block of $25,600,000. The remaining proceeds of $348,272 will be retained in cash.

     (11) The adjustments reflect the Company's entering into a bridge loan credit facility in October 1997 to borrow up to $37.0 million to complete the acquisition of Block if the Offering is not completed in a timely manner. The Company paid $370,000 in cash and issued 50,000 warrants valued at $140,000 to enter into the borrowing arrangement. If the Company draws on the borrowing arrangement, it will pay an additional funding fee and will issue additional warrants. Because the cash fee paid and warrants issued are not refundable, they are recognized as an expense in the unaudited pro forma consolidated statement of operations for the year ended December 31, 1996 and the nine-month period ended September 30, 1997. The unaudited pro forma consolidated balance sheet as of September 30, 1997 includes adjustments to reduce cash by $370,000; record the $140,000 value of warrants as an increase in additional paid-in capital; and reduce accumulated deficit by $510,000.

     (12) The adjustment increases the salaries, wages and benefits for the year ended December 31, 1996 by $2,438,000 and general and administrative expenses for the year ended December 31, 1996 by $230,000 to the level incurred in the first six months of 1997 to reflect the expense of the additional infrastructure needed to manage the 1996 Acquisitions and the 1997 Acquisitions. The adjusted salaries, wages and benefits and general and administrative expenses for the year ended December 31, 1996 equal the annualized expenses incurred through June 30, 1997 for the same activities.

     (13) Net income (loss) excludes the extraordinary charge for early extinguishment of debt for $323,346.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits.

EXHIBIT
NUMBER         EXHIBIT
------         -------

2.1 Stock Purchase Agreement dated as of October 31, 1997 by and among Vision Twenty-One, Inc., BBG-COA, Inc. MarketCorp Venture Associates, L.P., New York State Business Venture Partnership, Chase Venture Capital Associates, Michael P. Block, Saree Block and James T. Roberto.

4.1 Credit Facility commitment letter dated October 10, 1997 between Prudential Credit Corporation and Vision Twenty-One, Inc. (filed previously as Exhibit 4.9 to the Company's Registration Statement on Form S-1 filed October 30, 1997 (Reg. No. 333-39031) and incorporated herein by reference.

23.1           Consent of Price Waterhouse LLP, Independent Public
               Accountants.

27 Financial Data Schedule for nine months ended September 30, 1997 (For SEC use only).

(b)            Reports on Form 8-K.

               The Company filed a report on Form 8-K on October 1, 1997 related to the Company's acquisition of Retina Associates Southwest, Florida Eye Center and Managed Health Services.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Largo, State of Florida on November 14, 1997.

                                     VISION TWENTY-ONE, INC.
                                     Registrant





                                     /s/ RICHARD T. WELCH
                                     --------------------------------------
                                     Chief Financial Officer (The Principal
                                     Accounting Officer and Duly Authorized
                                     Officer)