Form 10-K
period 1997-12-31
VISION TWENTY ONE INC
filed 1998-03-31
CIK 1020258

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year                  Commission file number 000-22977
 ended December 31, 1997

                             VISION TWENTY-ONE, INC.
             (Exact name of Registrant as specified in its charter)

             Florida                                      59-3384581
    (State or jurisdiction of                          (I.R.S. employer
  incorporation or organization)                      identification no.)

         7209 Bryan Dairy Road                              33777
             Largo, Florida                               (Zip code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (813) 545-4300

           Securities registered pursuant to Section 12(b)of the Act:
                                      None

           Securities registered pursuant to Section 12(g)of the Act:
                          Common Stock, par value $.001
                          -----------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 26, 1998, was $97,489,881 based upon the closing price of such shares on such date on the Nasdaq Stock Market's National Market. As of March 26, 1998, there were 12,282,913 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be used in connection with the Registrant's 1998 Annual Meeting of Shareholders, which will be filed with the Commission on or before April 30, 1998, are incorporated by reference in Part III, Items 10-13 of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

                             VISION TWENTY-ONE, INC.
                         1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                       PAGE
ITEM 1.  BUSINESS.........................................................................................................3


ITEM 2.  PROPERTIES......................................................................................................15


ITEM 3.  LEGAL PROCEEDINGS...............................................................................................15


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................................15


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................................16


ITEM 6.  SELECTED FINANCIAL DATA.........................................................................................18


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................19


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................................31


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................................32


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND DISCLOSURE......................................36


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................................36


ITEM 11. EXECUTIVE COMPENSATION..........................................................................................36


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................................36


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................................36


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K...............................................37

                                  INTRODUCTION

         Unless the context otherwise requires, references in this Form 10-K to the Company, or Vision Twenty-One include Vision Twenty-One, Inc., its predecessors and its subsidiaries. As used herein, the term "Managed Providers" refers to the licensed optometrists and ophthalmologists employed by professional associations and providing eye care services at Company clinic facilities and ambulatory surgical centers ("ASCs"); "Managed Professional Associations" refers to the professional associations which are managed by the Company, pursuant to long-term management agreements ("Management Agreements"); "Contract Providers" refers to the licensed optometrists and ophthalmologists who are credentialed, or in the process of being credentialed, to provider eye. care services at optometry and ophthalmology clinics and ASCs pursuant to the Company's managed care contract; and "Affiliated Providers" refers collectively to the Managed Providers and the Contract Providers.

                                     PART I

ITEM 1.  BUSINESS.

              GENERAL.

         The Company provides a wide range of management and administrative services to local area delivery systems ("LADS") established by the Company. LADS are developed to provide for integrated networks of optometrists, ophthalmologists, ASCs and retail optical centers which offer the full continuum of eye care services in local markets. The Company began operations in 1984, providing management services to seven optometrists practicing at eight clinic locations. The Company currently provides its services to 39 LADS located in 26 states through which 5,810 Affiliated Providers deliver eye care services. Of these Affiliated Providers, 105 are Managed Providers, consisting of 61 optometrists and 44 ophthalmologists practicing at 70 clinic locations and seven ASCs, and 5,705 are Contract Providers, consisting of 4,982, optometrists and 723 ophthalmologists practicing at over 4,300 clinic locations and 35 ASCs. The Company signed its first managed care contract in 1988 for 18,000 patient lives serviced through the Company's network of optometrists practicing within retail optical locations. The Company's Affiliated Providers, in conjunction with select national retail optical chains, deliver eye care services under the Company's 88 managed care contracts and 12 discount fee-for-service plans covering approximately 5.0 million exclusively contracted patient lives. Furthermore, the Company has established a nationwide eye care provider network of over 1,400 additional Contract Providers thereby positioning the Company to capture future managed care business in anticipated new local markets.

         According to industry sources, expenditures for all eye care services in the United States were approximately $31.2 billion in 1995. Industry sources estimate $19.6 billion of these expenditures was spent on primary care, including approximately $13.8 billion for optical goods (frames, lenses and accessories) and $5.8 billion for primary eye care services (routine eye exams, contact lens fitting and diagnosis/management of eye disease), while $11.6 billion was spent on secondary and tertiary care, including $6.9 billion for ophthalmology services (medical and surgical eye care) and $4.7 billion for facility services (services provided by hospital facilities and ASCs). Eye care services in the United States are delivered through a highly fragmented system of local providers which industry sources estimate consisted of approximately 47,000 practicing eye care professionals in 1996, including approximately 29,500 optometrists and 17,500 ophthalmologists.

         The Company's strategy focuses on the changing eye care service environment, and believes optometrists and ophthalmologists are increasingly seeking to affiliate with larger organizations, which offer skilled and experienced management, improved access to payors and their enrollees, more sophisticated information systems, greater capital resources and more efficient cost structures. The Company believes that a cost efficient eye care delivery system integrated within local markets is required to effectively compete in today's changing eye care industry.

         Vision Twenty-One, Inc. was incorporated in Florida on May 9, 1996. Its principal operating subsidiaries consist of Vision 21 Managed Eye Care of Tampa Bay, Inc. ("Vision 21 MCO"), Vision 21 Physician Practice Management Company, Inc. ("Vision 21 PPMC") and BBG-COA, Inc. and its subsidiaries ("Block Vision"). Vision 21 PPMC and Vision 21 MCO were merged with the Company in November 1996. In the merger, all of the outstanding shares of stock of Vision 21 PPMC and Vision 21 MCO which were owned by certain executive officers and directors of the Company, were exchanged for Common Stock of the Company. The principal executive office of the Company is located at 7209 Bryan Dairy Road, Largo, Florida 33777, and its telephone number is (813) 545-4300.

THE VISION TWENTY-ONE LOCAL AREA DELIVERY SYSTEM ("LADS")

         The Company's goal is to enable each of its LADS to capture the leading market share of fee-for-service patients and managed care members. To achieve its goal, the Company is focused on the following strategies: (i) developing LADS in order to provide for a complete continuum of easily accessible, high quality and affordable eye care services, (ii) increasing patient revenue and cost efficiencies for each LADS through practice development and managed care initiatives and (iii) expanding into select new markets to create regional networks of LADS.

         LADS are designed to provide for integrated networks of eye care Providers which offer the full continuum of eye care services in local markets. This continuum of eye care services begins with primary eye care services provided by Optometrists practicing at free-standing clinics, optometrists located in retail optical locations and Primary care ophthalmologists. To provide greater access for patients seeking primary eye care, the Company affiliates with both optometrists and retail optical centers. The Company generally has an affiliated optometrist in or adjacent to each affiliated retail optical center that is located within a LADS.

         Once patients have initially accessed a LADS to obtain primary eye care services, they are well positioned to move within the LADS to the next appropriate level of eye care. The Company affiliates with general ophthalmologists and cataract surgeons that provide secondary eye care, with subspecialty ophthalmologists (including subspecialties such as oculoplastics, retina/vitreous and cornea) that provide tertiary eye care, and with ASCs that provide facility services. The Company believes LADS are especially attractive to managed care companies because the Company's Affiliated Providers are able to deliver all levels of eye care to the managed care plan's members.

         Each Affiliated Provider generally begins as a fully credentialed Contract Provider who delivers eye care services to members of the Company's contracted managed care plans. The Company intends to acquire the business assets, employ the non-professional personnel of and enter into Management Agreements with select Contract Providers who then become Managed Providers.


         Managed care initiatives are implemented for each LADS to enable the Affiliated Providers to gain incremental market share and increased patient visits. In conjunction with its affiliated retail optical centers and affiliated optometrists, the Company jointly markets regional primary eye care networks to managed vision plans. In addition, the Company markets regional networks of affiliated ophthalmologists and ASCs to managed care plans for the provision of medical and surgical eye care. More importantly, the Company is able to market each of its LADS to managed care plans seeking to contract with integrated networks of optometrists, ophthalmologists, retail optical centers and ASCs that can offer all primary, secondary and tertiary eye care services pursuant to comprehensive "carve out" eye care plans.

         The Company intends to continue expanding its LADS model to new markets. The Company seeks to enter select markets where (i) the Company has a strategic affiliation with a leading corporate retail optical provider, (ii) there is an existing network of optometrists and ophthalmologists that the Company can affiliate with, and/or (iii) the Company is able to obtain a managed care contract that provides an initial patient base. Other considerations include an analysis of the competitive environment, the legal and regulatory environment as it pertains to delivery of eye care services and the level of managed care penetration. The Company also intends to leverage existing managed care relationships to expand into new markets where such managed care providers have established a significant presence.

         The Company provides all necessary management and support services to develop and expand its LADS. The Company employs over 94 team members at its corporate headquarters and approximately 552 team members located within the LADS to provide a wide range of management and support services, including information services, managed care development, practice integration and development, administration, credentialing, provider relations, outcome assessment, human resources, financial management, marketing and communications, member services, and purchasing.

MANAGEMENT AGREEMENTS

         The Company intends to continue to acquire the business assets of select optometry and ophthalmology practices as it establishes and develops LADS and expands into new markets. In conjunction with acquiring the assets of eye care practices, the Company has entered, and will continue to enter, into long-term business management agreements with the professional associations conducting such practices (the "Managed Professional Associations") to provide management and administrative services to Managed Professional Associations, as well as managed care business development and administration. The Company also expects to continue to acquire ASC facilities.

         The Company enters into Management Agreements with the Managed Professional Associations pursuant to which the Company is the sole provider of comprehensive management, business and administrative services for the non-professional aspects of the professional practices. Each Managed Provider maintains full authority, control and responsibility over the provision of professional care and services to its patients. The Company does not provide professional care to patients nor does the Company employ any of the ophthalmologists or optometrists, or any other professional health care provider personnel, of the Managed Professional Association. The following is a summary of the typical form of the Management Agreements the Company enters into with each Managed Professional Association, and is qualified by reference to the actual Management Agreements and terms may vary depending upon the particular facts and circumstances, as well as the different laws and regulations of each state. Additionally, as health care governmental regulations and their interpretations change in the future, the Company may have to revise terms in its Management Agreements to comply with the regulatory changes.

         The Company enters into Management Agreements with professional associations managed by the Company, the initial term of which is typically 40 years. Under a majority of the Company's Management Agreements, the management fee ranges from 24% to 37% of the Managed Professional Associations' gross revenues after deducting from such revenues all expenses of the clinic other than those related to shareholders of the Managed Professional Associations. This type of arrangement is usually utilized in management relationships with ophthalmology practices. Additionally, the Company has Management Agreements with management fees ranging from 70% to 87% of gross revenues of a practice and the Company is required to pay generally all the expenses at the clinic with the exception of professional salaries and benefits. Such arrangements are typically utilized in management relations with optometrists. The practice management fees earned by the Company pursuant to these Management Agreements fluctuate depending on variances in revenues and expenses of the Managed Professional Associations.

         Under the Management Agreements, the Company is obligated, among other things, to (i) provide, maintain and repair office and clinical equipment for the Managed Professional Association, (ii) order and purchase all reasonable supplies on behalf of the Managed Professional Association, (iii) provide appropriate support services for the operation of the Managed Professional Association's offices,
(iv) assist the Managed Professional Association in establishing and implementing quality assessment, risk management and utilization review programs, (v) employ all management, clinicians, administrative, clerical, secretarial, bookkeeping, accounting, payroll, billing and collection personnel, and other nonprofessional personnel as necessary, (vi) assist the Managed Professional Association in negotiating managed care contracts, (vii) bill and collect professional and other fees on behalf of the Managed Professional Association, (viii) establish and administer accounting procedures, controls and systems for the financial books and records relating to the business of the Managed Professional Association, (ix) monitor and maintain the files and records of the Managed Professional Association and (x) provide such management services as are necessary and appropriate for the day-to-day administration of the business aspects of the Managed Professional Association.

         The Management Agreements provide that the Managed Professional Association is responsible for, among other things, (i) hiring, supervising, and directing certain of the Managed Professional Association's professional employees, (ii) adopting a peer review/quality assurance program and (iii) maintaining appropriate worker's compensation, professional and comprehensive general liability insurance.

         Pursuant to the Management Agreements, a Practice Advisory Council, consisting of equal representation for the Company and the Managed Professional Association, is responsible for (i) reviewing and making recommendations regarding any renovation and expansion plans and capital equipment expenditures relating to the Managed Professional Association's facilities, (ii) reviewing and making recommendations regarding all marketing and public relations services, (iii) reviewing and making recommendations regarding the fee schedule and collection policies for the Managed Professional Association, (iv) approving new nonprofessional ancillary services provided by the Managed Professional Association, (v) approving and making recommendations regarding agreements with institutional care providers and third party payors which are not in accordance with guidelines established by the applicable Local Advisory Council (described below), (vi) assisting the Managed Professional Association in developing long-term strategic planning objectives, (vii) making recommendations regarding the priority of major capital expenditures, (viii) recommending to the Managed Professional Association the number and type of health care personnel required for the efficient operation of the Managed Professional Association, (ix) making recommendations regarding fee disputes, (x) approving the decision to terminate higher level non-professional personnel employed by the Company who are performing services at the Managed Professional Association's offices, (xi) approving any office relocation or expansion and the establishment of any new ASC or optical business of the Managed Professional Association and (xii) adopting, approving and amending the Managed Professional Association's budget.

         Local Advisory Councils consist of Company representatives and delegates from Managed Professional Associations located in each region. Each Managed Professional Association is entitled to appoint one delegate to the Local Advisory Council and the Company is entitled to appoint two delegates who will have voting power equal to the combined voting power of all delegates appointed by the Managed Professional Association. The Local Advisory Council makes recommendations to the Company and the Managed Professional Associations as to the regional policy and strategy issues within the region and as to (i) the establishment of private pay fee schedules where permitted by law, (ii) the establishment of guidelines for agreement with institutional health care providers and third party payors and (iii) any agreement with an institutional health care provider or third-party payor which materially differs from guidelines established by the Local Advisory Council. The Local Advisory Council may also select commercial carriers for professional, casualty and comprehensive general liability insurance for the Managed Professional Associations in the region. Finally, the Local Advisory Council considers and determines any issue upon which the Practice Advisory Council is deadlocked, except for the determination of the budget of each Managed Professional Association. Decisions of the Local Advisory Council may be appealed to the National Appeal Council consisting of one delegate appointed by each of the Local Advisory Councils and two delegates appointed by the Company.

         Each Managed Professional Association has the sole authority to set its fees for patients, subject to obligations pursuant to managed care contracts. In connection with managed care contracts the Managed Professional Associations may contract directly with third-party payors. Otherwise, the managed care contracts are entered into by the Company and at the option of the Managed Professional Association the practice can be part of the provider group offered by the Company in connection with the contract.

         In accordance with its standard Management Agreement entered into with each Managed Professional Association, the Company is responsible for, and authorized to bill, in the Managed Professional Association's name, patients, third-party payors and other fiscal intermediaries for all billable health care services rendered by the practice. The Company is responsible for collecting and receiving all payments for such health care services. Collections from receivables are deposited by the Company into a cash collateral account from which all amounts for the payment of expenses and other obligations are drawn. In the event that any payments for billable services are received by the Managed Professional Association or its employed professionals, such entities and individuals are obligated to transfer such funds to the cash collateral account. The Company has been provided a security interest in the cash collateral account whereupon the Company is permitted, except where specifically limited by the Management Agreement, to borrow against the account as well as against receivables of the practice. The Company has the power to endorse checks payable to the Managed Professional Association. The Company continuously monitors outstanding accounts receivable and is authorized to take certain collection actions, including extending the time for payment of accounts, and jointly decides with the Managed Professional Association concerning any decision to undertake extraordinary collection efforts. The Company has the obligation to fund shortages in the account as necessary to pay practice management expenses which must be paid as they become due. The Company reconciles the results of its billing and collection efforts for its Managed Professional Associations on a quarterly basis.

         The Management Agreements are terminable by either party if the other party materially defaults in the performance of any of its obligations under the Management Agreement and such default continues for a certain period of time after notice, if the other party files a petition for bankruptcy or upon the occurrence of other similar events. The Management Agreements may also be terminated by mutual agreement in writing.

         During the term of the Management Agreement, the Company and the Managed Professional Association agree not to compete with each other in the business of providing management services to professional associations and agree not to disclose certain confidential and proprietary information regarding the other. The Management Agreements require the Company and the Managed Professional Associations to indemnify and hold harmless the other party against claims resulting from negligent or intentional acts or omissions.

         The Managed Professional Association is required under each Management Agreement to enter into written employment agreements with each of its professional employees containing covenants not to compete with the Managed Professional Association in a specified geographic area for a specified period of time after termination of the employment agreement. The employment agreements also require the payments of significant liquidated damages in the event of a default by shareholders of the Managed Professional Associations and certain employees of the Managed Professional Associations, early termination by such shareholders and key non-shareholder professionals, or a breach of the covenant not to compete.

         Upon the expiration of the term of the Management Agreement, or in the event that the Managed Professional Association breaches the Management Agreement, and to the extent permitted by law, the Managed Professional Association is obligated to purchase the related assets owned by the Company (including the unamortized portion of the Management Agreement) at book value and assume all related liabilities. For a period of five years from the date of the Management Agreement, the shareholders of the Managed Professional Association are required to personally guarantee any note provided in connection with the repurchase. If the

Company breaches the Management Agreement, the Managed Professional Association has the option to purchase the related assets owned by the Company pursuant to terms described in the Management Agreement.

STRATEGIC AFFILIATIONS WITH RETAIL OPTICAL COMPANIES

         The Company has considered it important to enter into affiliations with retail optical companies based on their market position, name recognition, quality of service, accessibility through extended hours, geographic distribution, and compatibility of management and facilities with the Company's primary eye care objectives.

MANAGED CARE CONTRACTS

         As an increasing percentage of the population is covered by managed care organizations, the Company believes that its success will be, in part, dependent upon its ability to negotiate managed care contracts with HMOs, health insurance companies and other third-party payors pursuant to which services will be provided on a risk-sharing or capitated basis. The Company also has contracts for the provision of certain financial and administrative services related to its indemnity insurance and fee-for-service plans. Managed care contracts are typically for one year terms that renew automatically and the contracts are terminable by either party on sixty days notice.

         The Company's typical contracts with third-party health benefits payors (insurance companies and HMOs) provide that the Company will arrange and pay for eye care services that are needed by the payor's members in exchange for a fixed amount per patient per month or a percentage of the premiums paid on behalf of the patient, without regard to the volume of services that the patient requires. Under these arrangements, the Company accepts the risk that the cost and utilization of services may exceed expectations in exchange for its ability to profit if cost and utilization are kept below expected levels. The Company can directly benefit by effectively managing costs and utilizing its relationships with its Affiliated Providers. Because the Company assures the credentials of the providers, establishes quality and utilization control systems and implements payment arrangements with the providers, third-party payors are able to use their limited resources in other areas where they have greater expertise.

BLOCK VISION'S BUYING GROUP

         The Company's buying group division, which is operated through Block Vision, provides billing and collection services to suppliers of optical goods benefiting suppliers and buyers of eye care products. The business arrangements pursuant to which Block Vision conducts the buying group business are terminable at any time by Block Vision or its customers. Block Vision bears substantial credit risk in connection with the rendering of the buying group services.

RECENT DEVELOPMENTS

         On January 30, 1998 the Company entered into a five year, $50.0 million bank credit agreement (the "Credit Agreement") with the Bank of Montreal as agent (the "Agent") for a consortium of banks. The Credit Agreement, which matures in January, 2003, provided the Company with a revolving credit facility component in an aggregate amount of up to $10.0 million and a term loan component in an aggregate amount of up to $40.0 million. The Credit Agreement is secured by a pledge of the stock of substantially all of the Company's subsidiaries and the assets of the Company and certain of its subsidiaries and is guaranteed by certain of the Company's subsidiaries. The Credit Agreement contains negative and affirmative covenants and agreements which place restrictions on the Company regarding disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as requiring the maintenance of certain financial ratios.

         In January and February 1998, the Company completed one acquisition and closed in escrow another acquisition of the business assets of one optometry clinic and two ophthalmology clinics located in Minnesota. Business assets consist of certain non-medical and non-optometric assets, including accounts receivable, leases, contracts, equipment and other tangible and intangible assets. Concurrently with these acquisitions, the Company entered into long-term Management Agreements with the related professional associations employing one optometrist and one ophthalmologist. These acquisitions were accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company closed the acquisition of substantially all of the business assets of a managed care company located in Florida servicing 82,700 patient lives (together the "Recent Acquisitions").

         To date in fiscal year 1998, the Company has entered into binding letters of intent to acquire the business assets of 27 optometry clinics, six ophthalmology clinics, 24 optical dispensaries and one ASC located in Arizona, Florida and New Jersey. Concurrently with the closing of these acquisitions, the Company expects to enter into long-term Management Agreements with the related professional associations employing 30 optometrists and ten ophthalmologists. These acquisitions are expected to be accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. In addition, the Company has entered into a binding letter of intent to acquire through merger 16 optometry clinics and 16 optical dispensaries, located in Wisconsin, employing 16 optometrists. This merger transaction is expected to be accounted for by the Company as a pooling of interests. The costs associated with such transaction are expected to be expensed by the Company in the period in which the transaction is consummated. Such acquisitions are collectively referred to herein as the "Pending Acquisitions."

         Effective December 1, 1997, the Company acquired all of the issued and outstanding stock of LSI Acquisition, Inc. ("LSI") and MEC Health Care, Inc. ("MEC"), both of which were wholly-owned subsidiaries of LaserSight, Incorporated (the "LaserSight Acquisitions"). LSI has a twenty-five year service agreement with Northern New Jersey Eye Institute, an ophthalmology practice located in South Orange, New Jersey, with four locations including an ambulatory surgery center. The LSI acquisition allows the Company to further expand its LADS in the state of New Jersey. MEC is a managed care company located in Baltimore, Maryland. MEC operates an Administrative Service Center and holds eleven managed eye care contracts covering over 650,000 capitated optometry and ophthalmology lives which are serviced through a provider panel consisting of over 400 contracted eye care physicians, principally located in the greater Baltimore, Washington, D.C. and Virginia metropolitan areas. With the substantial increase in covered lives, the MEC acquisition continues the Company's strategy of capturing managed care business.

         Effective October 31, 1997, the Company acquired all of the issued and outstanding stock of Block Vision (the "Block Acquisition"). Block Vision provides administration services on behalf of managed vision care plans for a nationwide network of 5,171 Contract Providers who provide eye care services pursuant to 58 capitated and five discount fee-for-service managed care contracts covering over 2.1 million exclusively contracted patient lives. The Block Acquisition enabled the Company to establish 29 new LADS for future development. Furthermore, Block Acquisition has established a network of approximately 4,500 additional credentialed Contract Providers, and another 1,400 Contract Providers Block in the process of being credentialized, to provide eye care services to capture future managed care business in anticipated local markets. In addition, Block Vision operates a buying group division which provides billing and collection services to suppliers of optical products.

         During 1997, the Company also completed the acquisition of the business assets of one optometry clinic 19 ophthalmology clinics, nine optical dispensaries and five ASCs located in Arizona, Florida and Minnesota. Business assets consist of certain non-medical and non-optometric assets, including accounts receivable, leases, contracts, equipment and other tangible and intangible assets. Concurrently with these acquisitions, the Company entered into long-term Management Agreements with the related professional associations employing nine optometrists and 29 ophthalmologists. These acquisitions were accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company completed the acquisition of substantially all the business assets of a managed care company servicing two capitated managed care contracts covering over 134,000 patient lives. Such acquisitions are referred to herein as the "1997 Acquisitions."

GOVERNMENTAL AND STATE REGULATIONS

         General Overview

         The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly and adversely in the future. In general, regulation of health care providers and companies is increasing.

         There are currently several federal and state initiatives designed to amend regulations relating to the provision of health care services, the access to health care, the costs of health care and the manner in which health care providers are reimbursed for their services. However, it is not possible to predict whether any such initiatives will be enacted as legislation or, if enacted, what their form, effective dates or impact on the Company will be.

         Every state imposes licensing requirements on ophthalmologists, optometrists and opticians ("Practitioners") and on their facilities and services. In addition, many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs. The execution of a management agreement with a Practitioner group currently does not require any health care regulatory approval on the part of the Company or the Practitioner group. However, in connection with the expansion of existing operations and the entry into new markets, the Company and its associated Practitioner groups may become subject to additional regulation.

         Much of the revenue of the Affiliated Providers is derived from payments made by government-sponsored health care programs (principally Medicare). These programs are subject to substantial regulation. Any change in reimbursement regulations, policies, practices, interpretations or statutes that places material limitations on reimbursement amounts or practices could adversely affect the operations of the Company. Increasing budgetary pressures at both the federal and state level and the rapidly escalating costs of health care and reimbursement programs have led, and may continue to lead, to significant reductions in government reimbursements for certain medical charges and elimination of coverage for certain individuals under these programs. Federal legislation could result in a reduction of Medicare funding. The Company cannot predict at this time whether or when any of such proposals will be adopted or, if adopted and implemented, what effect such proposals would have on the Company. -Medicare rates for physician services include a work-related component and a practice expense component. The agency that administers the Medicare program is required by law to institute a resource-based method for establishing the practice expense component. The initial proposal to implement this mandate would result in a redistribution of Medicare funds from specialists and surgeons to primary care physicians. There are two options currently being considered. The first would increase optometrists' Medicare revenue by 11.0% and decrease ophthalmologists' revenue by 6.0%. The second would increase optometrists' Medicare revenue by 11.0% and decrease ophthalmologists' revenue by 15.0%. Recently passed Medicare budget legislation delays implementation of the resource-based method of paying for physician practice expenses until 1999, except that rates for certain services typically provided outside a physician's office will be reduced in 1998 where the practice expense component of the rate exceeds 110% of the work component. The legislation also calls for a phase in that would be completed in the year 2002. There can be no assurance that payments under governmental programs will remain at levels comparable to present levels. In addition, funds received under these programs are subject to audit with respect to the proper billing for physician services and accordingly, retroactive adjustments of revenue from these programs may occur.

         Health Care Regulations

         Business arrangements between business associations that provide practice management services and ophthalmologists and optometrists are regulated extensively at the state and federal levels, including regulation in the following areas:

                  Corporate Practice of Optometry and Ophthalmology. The laws of many states prohibit corporations that are not owned entirely by eye care professionals from employing eye care professionals, having control over clinical decision-making, or engaging in other activities that are deemed to constitute the practice of optometry and ophthalmology. The Company contracts with professional associations (which are owned by one or more licensed optometrists or ophthalmologists), which in turn employ or contract with other licensed optometrists or ophthalmologists to provide professional services. The Company performs only non-professional services, does not represent to the public or its customers that it provides professional eye care services, and is not exercising influence or control over the practices of the eye care practitioners employed by the professional associations. Furthermore, the Management Agreements between the Company and the Professional Associations specifically provide that all decisions required by law to be made by professionals shall be made by the professionals. While certain shareholders of such Managed Professional Associations which perform the practice of medicine or optometry are also involved in Company management, they act independently when making decisions on behalf of their professional corporations and the Company has no right (and does not attempt to exercise any right) to control those decisions.

                  Fee-Splitting and Anti-kickback Laws.

                  State Law. Most states have laws prohibiting paying or receiving any remuneration, direct or indirect, that is intended to induce referrals for health care products or services. Many states also prohibit "fee-splitting" by eye care professionals with any party except other eye care professionals in the same professional corporation or practice association. In most cases, these laws apply to the paying of a fee to another person for referring a patient or otherwise generating business, and do not prohibit payment of reasonable compensation for facilities and services (other than the generation of business), even if the payment is based on a percentage of the practice's revenues.

                  The Florida fee-splitting law prohibits paying or receiving any commission, bonus, kickback, or rebate, or engaging in any split-fee arrangement in any form for patient referrals or patronage. According to a Florida court of appeals decision interpreting this law, it does not prohibit a management fee that is based on a percentage of gross income of a professional practice. However, the Florida Board of Medicine recently issued an order determining that a management fee charged by a publicly held national management company based upon a percentage of revenue constitutes illegal fee-splitting. The case before the Board involved arrangements that are different from the Company's arrangements in certain respects, including the fact the management fee was based on a percentage of the increase in net revenues of the practice after the management arrangement commenced. The ruling is limited to the facts presented to the Board. The Board's statement of the rationale for its opinion is unclear as to whether it would also apply to arrangements similar to those utilized by the Company. The Board of Medicine's order has been stayed to permit an appeal to a Florida district court of appeals. The appellate court could reverse or affirm the Board's opinion, or clarify that it is correct only in limited situations. If the Board's order is allowed to stand 'without clarification, there is a risk that the Company's arrangements with physicians in the State of Florida could be determined to be in violation of the fee-splitting statute. Since the same statute applies to optometrists, a risk would also exist as to the Company's arrangements with them. The Company's management arrangements provide that if they are determined in the future to violate any law, the parties agree to use their best efforts to modify the arrangement to approximate as closely as possible, consistent with law, the economic position of the parties prior to the modification and, if they are unable to reach agreement on a new arrangement, to submit the matter to arbitration for the purpose of reaching an equitable alternative arrangement. In the event the form of Management Agreement utilized by the Company in Florida is ever determined to be in violation of state law, and the parties or the arbitrator are unable to arrive at a satisfactory modification to the Management Agreement, there could be a material adverse impact on the Company's current Florida Management Agreements and therefore, the Company's results of operations. The revenues under the Florida Management Agreements represented approximately 21.4% of the Company's total revenue in 1997.

                  An Arizona law prohibits "dividing a professional fee" only if it is done "for patient referrals," similar to the language of the Florida law. Other states, such as Illinois and New York, have fee-splitting statutes that have been interpreted to prohibit any compensation arrangements that are based on a percentage of a physician's revenue, and such laws shall preclude the Company from using its typical management arrangements at such time as Managed Provider relationships are created in those states.

                  Federal Law. Federal law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of patients covered by federally funded health care programs such as Medicare and Medicaid, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service that is covered by a federal program. For this reason, the Management Agreements provide that the Company will not engage in direct marketing to potential sources of business, but will only assist the practices' personnel in these endeavors by providing training, marketing materials and technical assistance.

                  Advertising Restrictions. Many states, prohibit eye care professionals from using advertising which includes any name other than their own, or from advertising in any manner that is likely to lead a person to believe that a non eye care professional is engaged in the delivery of eye care services. The Management Agreements provide that all advertising shall conform to these requirements.

         In addition, the Company's managed care arrangements with health care service payors on the one hand, and its network of Affiliated Providers on the other, are subject to federal and state regulations, including the following:

                  Insurance Licensure. Most states impose strict licensure requirements on health insurance companies, HMOs, and other companies that engage in the business of insurance. In most states, these laws do not apply to discounted fee-for-service arrangements or networks that are paid on a "capitated" basis, i.e. based on the number of covered persons the network is required to serve without regard to the cost of service actually rendered, unless the association with which the network provider is contracting is not a licensed health insurer or HMO. There are exceptions to these rules in some states. For example, certain states require a license for a capitated arrangement with any party unless the risk-bearing association is a professional corporation that employs the eye care professionals. In the event that the Company is required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits the Company to continue to operate while the licensure process is progressing, the Company could experience a material adverse change in its business while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial and other requirements which the Company may not immediately be able to meet. Once licensed, the Company would be subject to continuing oversight by and reporting to the respective regulatory agency.

                  Limited Health Service Plans and Third Party Administration Licensing. Some states permit managed care networks that assume insurance risk, but only as to a limited class of health services, to be licensed as limited health service plans, and thereby avoid the need to be licensed as an insurer or HMO even if its arrangements are with individual subscribers or self-insured employers. Additionally, some states require licensing for companies providing administrative services in connection with managed care business. The Company intends to seek such licenses in those states where it is available for eye care networks. However, the Company may not be able to meet such requirements in all cases and should this result in the loss of any material business (individually or in the aggregate) it could have a material adverse effect on the Company's business and operating results.

                  Physician Incentive Plans. Medicare regulations impose certain disclosure requirements on managed care networks that compensate eye care providers in a manner that is related to the volume of services provided to Medicare patients (other than services personally provided by the provider). If such incentive payments exceed 25 percent of the provider's potential payments, the network is also required to show that the providers have certain "stop loss" financial projections and to conduct certain Medicare enrollee surveys.

                  "Any Willing Provider" Laws. Some states have adopted, and others are considering, legislation that requires managed care networks to include any provider who is willing to abide by the terms of the network's contracts and/or prohibit termination of providers without cause. Such laws would limit the ability of the Company to develop effective managed care networks in such states.

         The Company and its affiliated professional associations are subject to a range of antitrust laws that prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and divisions of markets. Among other things, these laws limit the ability of the Company to enter into Management Agreements with separate practice groups that compete with one another in the same geographic market. This does not apply to professionals within the same practice group. In addition, these laws prevent acquisitions of business assets that would be integrated into existing professional associations if such acquisitions substantially lessen competition or tend to create a monopoly.

         The several laws described above have civil and criminal penalties and have been subject to limited judicial and regulatory interpretation. They are enforced by regulatory agencies that are vested with broad discretion in interpreting their meaning. The Company's agreements and activities have not been examined by federal or state authorities under these laws and regulations. For these reasons, there can be no assurance that review of the Company's business arrangements will not result in determinations that adversely affect the Company's operations or that certain agreements between the Company and eye care providers or third party payors will not be held invalid and unenforceable. In addition, these laws and their interpretation vary from state to state. The regulatory framework of certain jurisdictions may limit the Company's expansion into, or ability to continue operations within, such jurisdictions if the Company is unable to modify its operational structure to conform with such regulatory framework. Any limitation on the Company's ability to expand could have an adverse effect on the Company. See "Risk Factors - Government Regulations."

COMPETITION

         The health care industry is highly competitive and subject to continual changes in the method in which services are provided and the manner in which health care providers are selected and compensated. The Company believes that private and public reforms in the health care industry emphasizing cost containment and accountability will result in an increasing shift of eye care from highly fragmented, individual or small practice providers to larger group practices or other eye care delivery services. Companies in other health care industry segments, such as managers of other hospital-based specialties or currently expanding large group practices, some of which have financial and other resources greater than those of the Company, may become competitors in providing management to providers of eye care services. Increased competition could have a material adverse effect on the Company's financial condition and results of operations. The basis for competition in the practice management area includes service, pricing, strength of the Company's delivery network (where applicable), strength of operational systems, the degree of cost efficiencies and synergies, marketing strength, managed care expertise, patient access and quality assessments and assurances programs. The Company also competes with other providers of eye care services for managed care contracts, many of which have greater financial and other resources than the Company. These include HMOs, PPOs and private insurers. The basis for competition in the managed care organization area includes administrative strength, size and quality of network, marketing abilities, informational systems and operating efficiencies. The future success of the Company will be directly related to its ability to expand the managed eye care delivery network geographically, attract reputable providers, expand the scope of services offered by associated practices (i.e. not only optical and optometric, but also ophthalmological), and dedicate resources to an active sales team focused exclusively on the Company's sales effort.

SEASONALITY

         The Company does not experience significant seasonal fluctuations in its business.

SERVICE MARKS

         The Company believes that its trademarks and service marks are important and accordingly it has registered "A Different Point of View," "LADS," and "Vision Twenty-One" with its design logo with the United States Patent and Trademark Office and has acquired through its LaserSight Acquisition, "Rapid Vision Cataract Surgery" and "Instant Vision Cataract Surgery." The Company has also applied for registration of "Vision 21," "Eye Care for the 21st Century" and "Elite Vision Plans," which applications are currently pending.

EMPLOYEES

         At March 20, 1998, the Company had approximately 711 employees, of which approximately 94 were employed at the Company's headquarters, 65 were employed at Block Vision's office and 552 were employed by the Company at Managed Provider practices. The Company believes that its relationship with its employees is good.


RELATIONSHIPS WITH AFFILIATED PROVIDERS AND RETAIL OPTICAL COMPANIES

         The Company provides practice management services pursuant to long-term Management Agreements with professional associations employing Managed Providers or with entities operating ASCs. This arrangement allows the Managed Providers to focus on providing professional eye care services to patients. The related professional associations receive payments from third-party payors or patients for services provided. The Company receives management fees from the professional associations for providing management services and employs all administrative and non-professional staff for the clinic or ASC. The Company owns all the business assets of the clinics and ASCs to the extent allowable by law. Furthermore, the Company does not engage in the practice of optometry or ophthalmology and does not control the practice of optometry or ophthalmology by the Managed Providers or the compliance with regulatory and other requirements directly applicable to the Managed Providers and their practices or the operation of ASCs. The professional associations maintain full control over the professional eye care services provided by the Managed Providers and set the fees for all such services. See "- Management Agreements."

         The Company has also entered into managed care agreements with HMOs health insurance companies and other third-party payors pursuant to which the Company's Managed Providers and Contract Providers provide eye care services to patients who are covered by the payors' health benefit plans. The Company does not provide practice management services to the Contract Providers. Furthermore, the Company does not control the practice of optometry or ophthalmology by the Contract Providers or the compliance with regulatory and other requirements directly applicable to the Contract Providers and their practices or the operation of ASCs.

         The Company has strategic affiliations with retail optical chains that operate a combined total of over 300 optical retail locations in 48 cities in the United States. As part of its strategic relationships, the Company's LADS provide certain eye care services to customers at retail optical centers located within the Company's local area markets.

ITEM 2.  PROPERTIES.

         The Company leases 9,902 square feet of office space in Largo, Florida, for its corporate headquarters. The lease is for a term through September 1998, and the Company believes that the facility is adequate for its current needs.

         The Company leases 10,586 square feet of office space in Boca Raton, Florida for Block Vision's corporate office under a lease expiring May 31, 2001. The Company believes that the facility is adequate for Block Vision's current needs.

         The Company leases or subleases the clinic locations it manages pursuant to the Management Agreements with the Managed Professional Associations. The Company anticipates that expanded facilities will be needed as the Managed Professional Associations grow. The Company also expects to enter into leases and subleases in the future as it acquires the allowable assets of Contract Providers and enters into Management Agreements.

         The Company also leases and subleases the ASC facilities it manages. The Company does not expect that the current ASCs will need to be expanded. However, the Company does anticipate that it will enter into leases and subleases as it acquires additional ASC facilities.

         The Company also leases minimal but adequate facilities in certain business regions for regional support.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is currently not involved in any legal proceeding which it believes would have a material effect on its financial condition or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         The Common Stock of the Company has been trading publicly under the symbol "EYES" on the Nasdaq National Market since the Company's initial public offering on August 18, 1997. Prior to the Company's initial public offering, there was no active trading market for the Company's Common Stock. The following table sets forth the high and low closing sale price of the Company's Common Stock as reported in the Nasdaq National Market for the periods indicated:

                  1997                                                                  HIGH              LOW
                  Third Quarter (beginning August 18, 1997). . . . . . . . . . . . . . .$14.00            $13.50
                  Fourth Quarter. . . . . . . . . . . . . . . . . . . . . . . . . . . . $14.75            $ 7.00

HOLDERS

         On March 26, 1998, the last reported sales price of the Company's Common Stock as reported by the Nasdaq National Market was $11.50 per share and there were 159 stockholders of record. The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. On March 12, 1998 the Company announced that it had entered into letters of intent to acquire six ophthalmology clinics, 35 optometry clinics and one ambulatory surgical center for an aggregate consideration of approximately $28.4 million. The last reported sales price of the Company's Common Stock on March 11, 1998 immediately prior to such announcement was $10.375 per share.

DIVIDENDS

         The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain all cash for use in the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the near future. In addition, the Company's existing bank credit agreement restricts the declaration or payment of cash dividends on its Common Stock.

SALES OF UNREGISTERED SECURITIES

         The Company issued equity securities during 1997 in the following private transactions not previously included in a quarterly report which were exempt from the registration requirements of the Securities Act pursuant to
Section 4(2).

         In October 1997, the Company issued 70,659 shares of Common Stock in connection with the closing in escrow of the acquisition of Lawrence C. Taylor, Jr., M.D., P.A. and Leslie A. Tavares, M.D., P.A.

         In October 1997, the company issued 56,356 shares of Common Stock with the acquisition of Lindstrom, Samuelson and Hardten Ophthalmology Associates, P.A.

         In an October 1997 private placement, the Company issued a promissory note to Prudential Securities Credit Corporation in the aggregate amount of $37.0 million and as a part of a commitment fee therefor, the Company issued warrants to purchase up to an aggregate of 50,000 shares of Common Stock at an exercise price of $11.50 per share. As a result of borrowings by the Company, Prudential Securities Credit Corporation received additional warrants to purchase an aggregate of approximately 107,000 shares of Common Stock as of January 30, 1998, as part of a funding fee calculated on a pro rata basis with respect to the actual amount borrowed by the Company, at exercise prices between $8.25 and $12.50 per share.

         In October 1997, the Company issued warrants to purchase up to 25,000 shares of Common Stock at an exercise price of $13.25 per share to Prudential Securities Incorporated as compensation for advisory services in connection with the Block Acquisition.

         In October 1997, the Company issued warrants to purchase up to 10,000 shares of Common Stock at an exercise price of $13.625 per share to Prudential Securities Incorporated as a retainer in connection with the location of a bank credit facility and upon closing of such bank credit facility in January the Company issued warrants to purchase an additional 40,000 shares at an exercise price of $8.75 per share.

         Effective October 31, 1997, the Company issued 677,998 shares of Common Stock in connection with the acquisition of the stock of BBG-COA, Inc. of which 219,633 shares are contingent upon certain future events.

         Effective December 1, 1997, the Company issued 57,604 shares of Common Stock in connection with the acquisition of First Eye Care, P.C.

         In December, 1997 the Company issued 4,833 shares of Common Stock to Mr. William Balz in connection with the cashless conversion of his warrants. The warrant entitled Mr. Balz to purchase 8,333 shares of Common Stock at a conversion price of $6.00 per share or in lieu of paying the conversion price to receive a reduced amount of shares of Common Stock in a cashless conversion.

         In December 1997, the Company issued 812,500 shares of Common Stock and in January 1998, issued an additional 7,585 shares of Common Stock in connection with the acquisition of the stock of LSI Acquisition, Inc. and MEC Health Care, Inc.

         In December 1997, the Company issued 90,100 shares of Common Stock in connection with the acquisition of Desert Eye Associates, Ltd.

 USE OF PROCEEDS FROM REGISTERED SECURITIES

         During the third quarter, the Company filed its first registration statement with the United States Securities and Exchange Commission (Registration No. - 333-29213 which was declared effective on August 18, 1997 to register the public sale of 2,100,000 shares of its common stock (excluding 315,000 shares which the underwriters had an option to purchase to cover over-allotments, if any). The offering was terminated after all of the 2,100,000 shares offered by the Company were sold by the managing underwriters, Prudential Securities Incorporated and Wheat, First Securities, Inc. The aggregate price of the 2,415,000 shares of common stock registered (which included 315,000 shares pursuant to over-allotment options) was $31,395,000 and 2,100,000 shares of common stock were sold to the public by the Company at a price of $10.00 per share for an aggregate price to the public of $21,000,000. The Company paid underwriting discounts and commission of $1,470,000 and incurred additional expenses of $1,474,000. The Company received net offering proceeds of $18,056,000 after deducting underwriters' discounts and commission and estimated offering expenses. Through September 30, 1997, the Company used $14,518,000 of the net proceeds to repay outstanding indebtedness and interest and $1,724,000 of the net proceeds for acquisitions expenses. The remaining balance of $1,814,000 of the net proceeds was used by the Company during the fourth quarter of fiscal 1997 for the acquisition of optometry and ophthalmology clinics.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                   YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------------
                                             1993          1994           1995           1996           1997
                                           ---------     ---------     ----------     -----------     ---------
                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Managed care(1)......................  $        --   $       669   $      2,446   $       7,315   $    17,446
  Practice management fees.............          653           392            424           1,943        30,952
  Buying group revenue.................           --            --             --              --         7,261
  Other revenue........................            6           131            212             306           608
                                           ---------     ---------     ----------     -----------     ---------
        Total revenue..................          659         1,192          3,082           9,564        56,267
                                           ---------     ---------     ----------     -----------     ---------
Operating expenses:
  Medical claims.......................           --           551          2,934           9,129        13,832
  Practice management expenses.........           --            --             --           1,244        25,295
  Buying group cost of sales...........           --            --             --              --         6,882
  Salaries, wages and benefits.........          501           538            904           1,889         5,025
  Business development.................           --            --             --           1,927            --
  General and administrative...........          168           238            443           1,209         2,515
  Depreciation and amortization........            8            13             18             126         1,804
                                           ---------     ---------     ----------     -----------     ---------
       Total operating expenses........          677         1,340          4,299          15,524        55,353
                                           ---------     ---------     ----------     -----------     ---------
Income (loss) from operations..........          (18)         (148)        (1,217)         (5,960)          914
Amortization of loan fees..............           --            --             --              --           179
Interest expense.......................            5             5              9             160           934
                                           ---------     ---------     ----------     -----------     ---------
Loss before income taxes...............          (23)         (153)        (1,226)         (6,120)         (199)
Income taxes...........................           --            --             --              --            --
                                           ---------     ---------     ----------     -----------     ---------
Loss before extraordinary charge.......          (23)         (153)        (1,226)         (6,120)         (199)

Extraordinary charge  -
    early extinguishment of debt.......           --            --             --             --            323
                                           ---------     ---------     ----------     -----------     ---------
Net loss...............................  $       (23)  $      (153)  $     (1,226)  $      (6,120)  $      (522)
                                           =========     =========     ==========     ===========     =========
Loss before extraordinary charge
    per common share(2)                                                             $       (2.13)  $     (0.03)

Extraordinary charge per common share..                                                        --         (0.05)
                                                                                      -----------     ---------
Net income (loss) per common share.....                                             $       (2.13)  $     (0.08)
                                                                                      ===========     =========
Weighted average number of
  common shares outstanding............                                                     2,868         6,866
                                                                                      ===========     =========

                                                                          DECEMBER 31,
                                           ---------------------------------------------------------------------
                                              1993          1994           1995           1996           1997
                                           ----------    ----------    -----------    ------------    ----------
BALANCE SHEET DATA                                         (IN THOUSANDS EXCEPT PER SHARE DATA)
  Working capital (deficit)............  $        (5)  $      (193)  $     (1,499)  $      (2,857)  $     4,554
  Total assets.........................           67            49            165          17,180       116,558
  Long-term debt and capital lease
       obligations, including current
       maturities......................           89            85            363           7,735        25,883
  Total stockholders' equity (deficit).          (38)         (191)        (1,439)          2,536        66,647

----------------------
       (1) Revenues related to managed care for 1993 are included under other revenue as managed care revenue was not separately accounted for during such period.
       (2) The loss per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings per Share. For further discussion of loss per share and the impact of Statement No. 128, see the Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company provides a wide range of management and administrative services to local area delivery systems ("LADS") established by the Company. LADS are developed to provide for integrated networks of optometrists, ophthalmologists, ASCs and retail optical centers which offer the full continuum of eye care services in local markets. The Company began operations in 1984, providing management services to seven optometrists practicing at eight clinic locations. The Company currently provides its services to 39 LADS located in 26 states through which 5,810 Affiliated Providers deliver eye care services. Of these Affiliated Providers, 105 are Managed Providers, consisting of 61 optometrists and 44 ophthalmologists practicing at 70 clinic locations and seven ASCs, and 5,705 are Contract Providers, consisting of 4,982 optometrists and 723 ophthalmologists practicing at over 4,300 clinic locations and 35 ASCs. The Company's Affiliated Providers, in conjunction with select national retail optical chains, deliver eye care services under the Company's 88 managed care contracts and 12 discount fee-for-service plans covering approximately 5.0 million exclusively contracted patient lives. Furthermore, the Company has established a nationwide eye care provider network of over 1,400 additional Contract Providers thereby positioning the Company to capture future managed care business in anticipated new local markets.

RECENT DEVELOPMENTS

         To date in fiscal year 1998, the Company has entered into binding letters of intent to acquire the business assets of 27 optometry clinics, six ophthalmology clinics, 24 optical dispensaries and one ASC located in Arizona, Florida and New Jersey. Concurrently with the closing of these acquisitions, the Company expects to enter into long-term Management Agreements with the related professional associations employing 30 optometrists and ten ophthalmologists. These acquisitions are expected to be accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. In addition, the Company has entered into a binding letter of intent to acquire through merger 16 optometry clinics and 16 optical dispensaries, located in Wisconsin, employing 16 optometrists. This merger transaction is expected to be accounted for by the Company as a pooling of interests. The costs associated with such transaction are expected to be expensed by the Company in the period in which the transaction is consummated. Such acquisitions are collectively referred to herein as the "Pending Acquisitions." In connection with the Pending Acquisitions, the Company is providing aggregate consideration of approximately $31.3 million, consisting of approximately 2.0 million shares of Common Stock, approximately $10.5 million in cash and approximately $1.6 million in assumed indebtedness, subject to closing adjustments and certain additional contingent consideration to be paid to certain sellers if post-acquisition performance targets are met.

         In addition to the Pending Acquisitions, Block Vision has entered into three new managed care contracts with Vanderbilt Health Plans, Southeast Medical Alliance and Methodist Care which added an additional 63,000 exclusively contracted patient lives. With these additions, the Company now has approximately 5.0 million exclusively covered patient lives under contract. During fiscal 1998, the Company has initiated a new managed care contract for the provision of ophthalmology services to 250,000 existing vision care lives.

         In January and February 1998, the Company completed one acquisition and closed in escrow another acquisition of the business assets of one optometry clinic and two ophthalmology clinics located in Minnesota. Business assets consist of certain non-medical and non-optometric assets, including accounts receivable, leases, contracts, equipment and other tangible and intangible assets. Concurrently with these acquisitions, the Company entered into long-term Management Agreements with the related professional associations employing one optometrist and one ophthalmologist. These acquisitions were accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company closed the acquisition of substantially all of the business assets of a managed care company located in Florida servicing 82,700 patient lives (together the "Recent Acquisitions"). In connection with the Recent Acquisitions, the Company provided aggregate consideration of approximately $390,000, consisting of 23,517 shares of Common

Stock, $90,000 in cash and promissory notes in the aggregate principal amount of approximately $21,000, subject to closing adjustments. In addition the Company is required to provide additional contingent consideration, consisting of 14,297 shares of common stock and approximately $68,000 in cash, to be paid to certain sellers if post-acquisition performance targets are met.

         The Company has also opened five optometry clinics located inside retail optometry centers in furtherance of its plan to leverage the Company's historic and strategic relationships with select major retail optical companies. In addition, during the first quarter of 1998, the Company opened a refractive laser surgery center in its Phoenix, Arizona LADS.

         On January 30, 1998 the Company entered into a five year, $50.0 million bank credit agreement (the "Credit Agreement") with the Bank of Montreal as agent (the "Agent") for a consortium of banks. The Credit Agreement, which matures in January, 2003, provided the Company with a revolving credit facility component in an aggregate amount of up to $10.0 million and a term loan component in an aggregate amount of up to $40.0 million. The Credit Agreement is secured by a pledge of the stock of substantially all of the Company's subsidiaries and the assets of the Company and certain of its subsidiaries and is guaranteed by certain of the Company's subsidiaries. The Credit Agreement contains negative and affirmative covenants and agreements which place restrictions on the Company regarding disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as requiring the maintenance of certain financial ratios.

The Company expects to continue to use its Common Stock as consideration for future acquisitions in conjunction with its expansion strategy, which will be a factor in the Company's future acquisitions, financial position and performance. The number of shares of Common Stock the Company is ultimately required to provide in connection with its acquisitions will be effected by the market price for its Common Stock and will effect the Company's future earnings per share.

HISTORICAL OVERVIEW

         The Company enters into Management Agreements with the Managed Professional Associations pursuant to which the Company is the sole provider of comprehensive management, business and administrative services for the non-Professional aspects of the Professional Practices which obligate the Company to provide certain facilities and equipment, accounting services, purchasing, assistance in managed care, contract negotiations, management and clinical personnel information systems, training, and billing and collection services. Each Managed . Provider maintains full 'authority, control and responsibility over the provision of Professional care and services to its patients. The Company does not provide professional care to patients nor does the Company employ any of the ophthalmologists or optometrists, or any other Professional health care provider personnel, of the Managed Professional Association. The Managed Professional Association is responsible for, among other things, hiring, supervising, and directing certain of the Managed Professional Association's professional employees, adopting a peer review/quality assurance program and maintaining appropriate workers' compensation, professional and comprehensive general liability insurance. The Managed Professional Associations derive their revenues from fees received for Professional services provided by optometrists and ophthalmologists, charges for the use of ASCs and sales of optical goods. The Managed Professional Associations currently receive revenues from a combination of sources, including fees paid by private-pay patients, indemnity insurance reimbursements, capitation payments from managed care companies and government funded reimbursements (Medicare and Medicaid).

         The initial term of the Management Agreement is typically 40 years. Under substantially all of the Company's Management Agreements, the management fee ranges from 24% to 37% of the Managed Professional Association's gross revenues after deducting from such revenues all expenses of the clinic other than those related to shareholders of the Managed Professional Associations. This type of arrangement is usually utilized in management relationships with ophthalmology practices. Additionally, the Company has Management Agreements with management fees ranging from 70% to 87% of gross revenues of a practice and the Company is required to pay generally all of the expenses at the clinic with the exception of professional salaries and benefits. Such arrangements are typically utilized in management relations with optometrists. The practice management fees earned by the Company pursuant to these Management Agreements fluctuate depending on variances in clinic revenues and expenses of the Managed Professional Association. Therefore, in connection with the Management Agreements, the amount of such fees will be significantly affected by the degree of success of operations of the Managed Professional Association and the Company's ability to successfully manage the practice.

         The Company recognizes as managed care revenue certain fixed payments received pursuant to its managed care contracts on a capitated or risk-sharing basis. The Company also recognizes fees received for the provision of certain financial and administrative services related to its indemnity fee-for-service plans. The Company manages risk of capitated managed care contracts by monitoring utilization of each Affiliated Provider and comparing their utilization to national averages, expected utilization at the time the contract was bid, utilization of other providers and historical utilization of the Affiliated Provider. Abnormal utilization of an Affiliated Provider results in a medical chart review by the Company and further counseling on appropriate clinical protocols. To further manage the risk of capitated managed care contracts, the Company, in certain instances, enters into agreements to pay Affiliated Providers a fixed per member per month fee for eye care services rendered or a pro rata share of managed care capitated payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers). The Company targets these payments at a range of 80% to 90% of total payments received pursuant to the Company's capitated managed care contracts. Pursuant to its capitated managed care contracts, the Company receives a fixed payment per member per month for a predetermined benefit level of eye care services, as negotiated between the Company and the payor. Profitability of the Company's capitated managed care contracts is directly related to the specific terms negotiated, utilization of eye care services by member patients and the effectiveness of administering the contracts. The Company receives a percentage of collected medical billings for administering indemnity fee-for-service plans for its Affiliated Providers. Although the terms and conditions of the Company's managed care contracts vary considerably, they are typically for a one-year term.

         Effective December 1, 1997, the Company acquired all of the issued and outstanding stock of LSI Acquisition, Inc. ("LSI") and MEC Health Care, Inc. ("MEC"), both of which were wholly-owned subsidiaries of LaserSight, Incorporated (the "LaserSight Acquisitions"). LSI has a twenty-five year service agreement with Northern New Jersey Eye Institute, an ophthalmology practice located in South Orange, New Jersey, with four locations including an ambulatory surgery center. The LSI acquisition allows the Company to further expand its LADS in the state of New Jersey. MEC is a managed care company located in Baltimore, Maryland. MEC operates an Administrative Service Center and holds eleven managed eye care contracts covering over 650,000 capitated optometry and ophthalmology lives which are serviced through a provider panel consisting of over 400 contracted eye care physicians, principally located in the greater Baltimore, Washington, D.C. and Virginia metropolitan areas. With the substantial increase in covered lives, the MEC acquisition continues the Company's strategy of capturing managed care business. The LaserSight Acquisitions were accounted for under the purchase method of accounting. The aggregate consideration paid by the Company for the LaserSight Acquisitions was approximately $13.0 million consisting of $6.5 million in cash and 820,085 shares of Company common stock, subject to certain post-closing adjustments. The cash portion of the consideration paid by the Company for the LaserSight Acquisitions was financed through a letter amendment to the Company's credit facility with Prudential Securities Credit Corporation. In addition, LaserSight, Incorporated and the Company entered into a Stock Distribution Agreement for the liquidation of the shares of Company common stock received by LaserSight, Incorporated by May 29, 1998 through, at the Company's option, the filing of a shelf registration statement, a private placement, a direct redemption by the Company, or other method acceptable to the Company and LaserSight, Incorporated. Under the Stock Distribution Agreement, LaserSight, Incorporated is entitled to receive a minimum of $6.5 million and a maximum of $7.475 million from the liquidation subject to certain post-closing adjustments. On March 10, 1998 the Company redeemed 168,270 shares of its Common Stock from Laser Sight, Incorporated at $9.20 per share for an aggregate amount of $1,548,084.

         Effective October 31, 1997, the Company acquired all of the issued and outstanding stock of Block Vision (the "Block Acquisition"). Block Vision provides administration services on behalf of managed vision care plans for a nationwide network of 5,171 Contract Providers who provide eye care services pursuant to 58 capitated and five discount fee-for-service managed care contracts covering over 2.1 million exclusively contracted patient lives. The Block Acquisition enabled the Company to establish 28 new LADS for future development. Furthermore, Block Vision has established a network of approximately 4,500 additional credentialed Contract Providers, and another 1,400 Contract Providers in the process of being credentialed, to provide eye care services to capture future managed care business in anticipated new local markets. For Block Vision's fiscal year ended April 30, 1997, managed vision care revenue was approximately $14.4 million with a medical loss ratio of 71.0%. In addition,

Block Vision operates a buying group division which provides billing and collection services to suppliers of optical products. The buying group division is not directly involved in the ordering process or the physical distribution of eye care products. For Block Vision's fiscal year ended April 30, 1997, buying group revenue was approximately $54.6 million. The Block Acquisition was accounted for under the purchase method of accounting. The aggregate consideration paid by the Company was approximately $35.0 million, consisting of $25.6 million in cash, 458,365 shares of Common Stock, subject to certain post-closing adjustments, and 219,633 shares of Common Stock to be held in escrow as contingent consideration, of which 109,816 shares are to be delivered by the Company to the sellers if EBITDA of Block Vision reaches $4.5 million for the year ended December 31, 1998. The remaining 109,817 shares will be deliverable on a pro rata escalating basis if Block Vision reaches $4.5 million of EBITDA for 1998 with the full contingent consideration deliverable upon Block Vision attaining $4.9 million of EBITDA for 1998. Approximately $2.4 million in net indebtedness of Block Vision was assumed by the Company in connection with the Block Acquisition.

         Effective October 31, 1997, the Company completed the Block Acquisition in exchange for aggregate consideration paid to the sellers of approximately $35.0 million, consisting of $25.6 million in cash, 458,365 shares of Common Stock, subject to certain post-closing adjustments and 219,633 shares of Common Stock to be held in escrow as contingent consideration, of which 109,816 shares are to be delivered by the Company to the sellers if EBITDA of Block Vision reaches $4.5 million for the year ended December 31, 1998. The remaining 109,817 shares will be deliverable on a pro rata escalating basis if Block Vision reaches $4.5 million of EBITDA for 1998 with the full contingent consideration deliverable upon Block Vision attaining $4.9 million of EBITDA for 1998. Approximately $2.4 million in net indebtedness of Block Vision was assumed in connection with the Block Acquisition.

         During 1997, the Company also completed the acquisition of the business assets of one optometry clinic, 19 ophthalmology clinics, nine optical dispensaries and five ASCs. Business assets consist of certain non-medical and non-optometric assets, including accounts receivable, leases, contracts, equipment and other tangible and intangible assets. Concurrently with these acquisitions, the Company entered into long-term Management Agreements with the related professional associations employing nine optometrists and 29 ophthalmologists. These acquisitions were accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company completed the acquisition of substantially all the business assets of a managed care company servicing two capitated managed care contracts covering over 134,000 patient lives. Such acquisitions are referred to herein as the "1997 Acquisitions." In connection with the 1997 Acquisitions, the Company provided aggregate consideration of $20.1 million, consisting of 1,480,122 shares of Common Stock, $6.7 million in cash and $364,000 in promissory notes. Additionally, the Company is required to provide additional contingent consideration, consisting of approximately 174,021 shares of Common Stock and approximately $821,000 in cash, and approximately $467,000 in shares of Common Stock, to be paid to certain sellers if post-acquisition performance targets are met.

         In December 1996, the Company completed the acquisition of the business assets of 22 optometry clinics, nine ophthalmology clinics, 15 optical dispensaries and one ASC. Concurrently, the Company entered into Management Agreements with the related professional associations employing 34 optometrists and 13 ophthalmologists (the "1996 Acquisitions"). These acquisitions were accounted for by recording the assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company acquired substantially all the business assets of a managed care company servicing four capitated managed care contracts covering over 100,000 patient lives, which was accounted for under the purchase method of accounting. In connection with the 1996 Acquisitions, the Company provided aggregate consideration of $11.2 million, consisting of 2.1 million shares of Common Stock, promissory notes in the aggregate principal amount of $1.9 million and $800,000 in assumed debt. Additionally, the Company agreed to provide aggregate contingent consideration of $316,000, consisting of 79,805 shares of Common Stock in connection with the 1996 Acquisition if certain post-acquisition performance targets were met. In 1997, as a result of certain of the post-acquisition performance targets being met, the Company issued contingent consideration in the aggregate of 56,356 shares of common stock.
The Company does not expect any of the remaining contingent consideration in connection with the 1996 Acquisitions to be paid.

The Company recorded a one-time charge of $1.4 million in the fourth quarter of 1996 for expenses associated with the planned acquisition of the business assets of certain Contract Providers at the time of the 1996 Acquisitions which the Company chose not to continue to pursue.

         Effective October 1996, the Company renegotiated its agreements to pay certain ophthalmology Contract Providers a per member per month fee for surgical eye care services provided under the Company's largest capitated managed care contract. Previously, the Company had paid these Contract Providers pursuant to a fee schedule for eye care services provided under the same capitated managed care contract. In exchange for entering into the renegotiated agreement, selected ophthalmology Contract Providers obtained dedicated groups of managed care members and the right to manage the utilization by these members. The renogotiated capitation agreements and the effects of the medical claims ratio obtained in the Block Acquisition for November and December 1997 has improved the Company's medial claims ratio (medical claims expense divided by Managed care revenue) from 136.0% for the third quarter of 1996 to 90.1% for the fourth quarter of 1996 and 79.3% for the year ended December 31, 1997.

         Effective June 1997, the Company renegotiated its agreement to pay the existing operator of multiple surgical eye care facilities a per member per month fee for facility services provided at its facilities pursuant to the Company's largest capitated managed care contract. Previously, the Company had paid these Contract Providers' pursuant to a fee schedule for eye care services provided under the same capitated managed care contract. In exchange for entering into the renegotiated agreement, the facility operator obtained dedicated groups of managed care members. The effect of the renegotiated agreements of October 1996 and June 1997 was to shift the risk of any increased utilization of services by members from the Company to the Contract Providers.

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

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total revenues, certain items in the Company's statement of operations for the periods indicated. As a result of the 1996 Acquisitions, 1997 Acquisitions, the Block and LaserSight Acquisitions, and the Company's entering into capitated arrangements with its Contract Providers, the company does not believe that the historical percentage relationships for 1995, 1996 and 1997 reflect the Company's expected future operations.

                                         YEARS ENDED DECEMBER 31,
                                      ------------------------------
                                        1995        1996      1997
                                      --------    --------  --------
Revenues:
 Practice management fees...........      13.8 %     20.3 %    55.0 %
 Managed care.......................      79.4       76.5      31.0
 Buying group revenue...............        --         --      12.9
 Other revenue......................       6.8        3.2       1.1
                                        ------     ------    ------
    Total revenues..................     100.0      100.0     100.0
                                        ------     ------    ------
Operating expenses:
 Practice management expenses.......        --       13.0      45.0
 Medical claims.....................      95.2       95.5      24.6
 Buying group cost of sales.........        --         --      12.2
 Salaries, wages and benefits.......      29.3       19.8       8.9
 Business development...............        --       20.1        --
 General and administrative.........      14.4       12.6       4.5
 Depreciation and amortization......       0.6        1.3       3.2
                                        ------     ------    ------
    Total operating expenses........     139.5      162.3      98.4
                                        ------     ------    ------
                                         (39.5)     (62.3)      1.6
Income (loss) from operations
 Interest expense...................       0.3        1.7       2.0
                                        ------     ------    ------
 Loss before income taxes...........     (39.8)     (64.0)     (0.4)
 Income taxes.......................        --         --        --
                                        ------     ------    ------
 Loss before extraordinary charge...     (39.8)%    (64.0)%    (0.4)
 Extraordinary charge --
  early extinguishment of debt......        --         --       0.5
                                        ------     ------    ------
 Net loss...........................     (39.8)%    (64.0)%    (0.9)%
                                        ======     ======    ======
 Medical claims ratio...............     120.0 %    124.8 %    79.3 %
                                        ======     ======    ======

         Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Revenues. Revenues increased 488% from $9.6 million for the year ended December 31, 1996 to $56.3 million for the year ended December 31, 1997. This increase was caused primarily by an increase in practice management fees attributable to the 1996 Acquisitions, the 1997 Acquisitions and the Block Acquisition, which accounted for $29.1 million of the increase, and an increase in buying group revenues attributable to the Block Acquisition, which accounted for $7.3 million of the increase, and an increase in managed care revenues attributable to the 1996 Acquisitions, the 1997 Acquisitions, the Block Acquisition, the addition of three capitated contracts and the expansion of an existing contract which accounted for $10.3 million of the increase. Comparable clinic revenues increased 12% over 1996 levels for practices managed by the Company for the entire year. Managed care revenues on a comparable basis increased 45% over 1996 levels for business units operated by the Company for the entire year.

         Practice Management Expenses. Practice management expenses were $25.3 million for the year ended December 31, 1997 as a result of the 1996 and the 1997 Acquisitions. Prior to the 1996 Acquisitions, the company recognized no practice management expenses related to its management services because the Company was not liable for such expenses. Practice management expenses consist of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, and other general and administrative costs related to the operation of clinics and ASCs.

         Medical Claims. Medical claim expense increased 51.5% from $9.1 million for the year ended December 31, 1996 to $13.8 million for the year ended December 31, 1997. The Company's medical claims ratio decreased from 124.8% for the year ended December 31, 1996 to 79.3% for the year ended December 31, 1997. This decrease was caused primarily by the Company's Block Acquisition and the renegotiated agreement to pay its ophthalmology and ASC Contract Providers a per member per month fee for surgical eye care services provided under the Company's largest capitated managed care contract. Medical claims expense consists of payments by the Company to its Affiliated Providers for primary eye care services, medical and surgical eye care services and facility services. These payments are based on fixed payments per member per month, a pro rata share of managed care capitated payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules. Capitated payments and pro rata payments collectively represented 16.2% and fee-for-service claims represented 83.8% of total medical claims expense for the year ended December 31, 1997. Medical claims for the year ended December 31, 1996 were based entirely on negotiated fee-for-service schedules.

         Buying Group Cost of Sales. Buying group cost of sales were incurred by the Company as a result of its acquisition of Block Vision. The buying group cost of sales represents two months of expenses attributable to Block Vision's buying group business.

         Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 166.0% from $1.9 million for the year ended December 31, 1996 to $5.0 million for the year ended December 31, 1997. This increase was caused primarily by an increase in corporate staff necessary to support the Company's expanded practice management and managed care business. Salaries, wages and benefits expense consists of expenses related to management and administrative staff located at the Company's corporate headquarters and regional offices. As a percentage of revenues, salaries, wages and benefits expense decreased from 19.8% for the year ended December 31, 1996 to 8.9% for the year ended December 31, 1997. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business.

         General and Administrative. General and administrative expenses increased 108.1% from $1.2 million for the year ended December 31, 1996 to $2.5 million for the year ended December 31, 1997. This increase was caused primarily by increases in travel expenses, professional fees and occupancy costs. As a percentage of revenues, general and administrative expenses decreased from 12.6% for the year ended December 31, 1996 to 4.5% for the year ended December 31, 1997. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business.

         Depreciation and Amortization. Depreciation and amortization expense increased from $.1 million for the year ended December 31, 1996 to $1.8 million for the year ended December 31, 1997. As a percentage of revenues, depreciation and amortization expense increased from 1.3% for the year ended December 31, 1996 to 3.2% for the year ended December 31, 1997. These increases were caused primarily by the amortization of intangibles attributable to the 1996 Acquisitions, the 1997 Acquisitions, and the Block Acquisition.

         Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Revenues. Revenues increased 210.3% from $3.1 million for 1995 to $9.6 million for 1996. This increase was caused primarily by a 358.3% increase in practice management fees attributable to the 1996 Acquisitions, which accounted for $1.5 million of the increase, and a 199.1 % increase in managed care revenues attributable to the addition of one new capitated contract and the expansion of the Company's largest managed care contract, which accounted for $4.9 million of the increase.

         Practice Management Expenses. Practice management expenses were $1.2 million for 1996, all of which resulted from the 1996 Acquisitions. Prior to the 1996 Acquisitions, the Company recognized no practice management expenses related to its management services, because the Company was not liable for expenses of the practices.

         Medical Claims. Medical claims expense increased 211.1% from $2.9 million in 1995 to $9.1 million in 1996. The Company's medical claims ratio increased to 124.8% for 1996 from 120.0% for 1995. These increases were caused primarily by excess utilization of surgical eye care services and facility services related to the Company's largest managed care contract, which accounted for $4.8 million of the increase, and an increase in members covered by the Company's capitated managed care contracts, which accounted for $1.8 million of the increase. Capitated payments and pro rata payments represented 11.3% and fee-for-service payments represented 88.7% of total medical claim expense for 1996. Medical claims for 1995 were based entirely on negotiated fee-for-service schedules.

         Buying Group Cost of Sales. The Company incurred no buying group cost of sales during fiscal year ended December 31, 1995 and 1996.

         Salaries, Wages and Benefits. Salaries, wages and benefits expense increased 109.0% from $904,000 in 1995 to $1.9 million in 1996. This increase was caused primarily by an increase in corporate staff necessary to support the Company's expanded practice management and managed care business. As a percentage of revenues, salaries, wages and benefits expense decreased from 29.3% in 1995 to 19.8% in 1996. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business.

         Business Development. Business development expenses were $1.9 million in 1996. Business development expenses consisted of a one-time charge of $1.4 million related to potential acquisitions that were not completed and $500,000 related to the amortization of deferred compensation charges attributable to consulting services.

         General and Administrative. General and administrative expenses increased 172.6% from $443,000 in 1995 to $1.2 million in 1996. This increase was caused primarily by increases in travel expenses, professional fees, occupancy costs, temporary labor and recruitment costs related to the Company's expanding business. As a percentage of revenues, general and administrative expenses decreased from 14.4% in 1995 to 12.6% in 1996. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business.

         Depreciation and amortization. Depreciation and amortization expense increased from $18,000 in 1995 to $126,000 in 1996. As a percentage of revenues, depreciation and amortization expense increased from 0.6% in 1995 to 1.3% in 1996. This increase was caused primarily by the amortization of intangibles attributable to the 1996 Acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings and private debt and equity financings. Net cash used in operating activities for the years ended December 31, 1995, 1996 and 1997 was $138,000, $4.2 million and $4.6 million, respectively. Net cash used in operating activities for the years ended December 31, 1995, 1996 and 1997 was caused primarily by net losses offset in part by increases in medical claims payable, deferred compensation and acquisition expenses.

         Net cash used in investing activities for the years ended December 31, 1995, 1996 and 1997 was $88,000, $1.6 million and $43.1 million, respectively, and was caused primarily by payments for acquisitions, the purchase of furniture and equipment and payments for capitalized acquisition and offering costs.

         Net cash provided by financing activities for the years ended December 31, 1995, 1996 and 1997 was $256,000, $5.8 million and $51.5 million, respectively. The amounts for 1996 and 1997 were attributable to debt and equity financings and higher levels of institutional borrowings to support the Company's internal expansion and acquisition activities.

         On January 30, 1998 the Company entered into a five year, $50.0 million bank credit agreement (the "Credit Agreement") with the Bank of Montreal as agent (the "Agent") for a consortium of banks. The Credit Agreement, which matures in January, 2003, provided the Company with a revolving credit facility component in an aggregate amount of up to $10.0 million and a term loan component in an aggregate amount of up to $40.0 million. The Credit Agreement is secured by a pledge of the stock of substantially all of the Company's subsidiaries and the assets of the Company and certain of its subsidiaries and is guaranteed by certain of the Company's subsidiaries. The Credit Agreement contains negative and affirmative covenants and agreements which place restrictions on the Company regarding disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as requiring the maintenance of certain financial ratios. The interest rate on the Credit Agreement is, at the option of the Company, either (i) the London InterBank Offered Rate plus an applicable margin rate, (ii) the greater of (a) the Agent's prime commercial rate or (b) the "federal funds" rate plus 0.5%, or (iii) a fixed rate loan as determined by the Agent at each time of borrowing. At the closing of the Credit Agreement the Company used approximately $26.9 million of its available borrowing to repay the outstanding balance under the Company's Bridge Credit Facility with Prudential Credit and related accrued interest and transaction costs. On March 11, 1998, the Company used approximately $1.5 million of its available borrowing under the Credit Agreement to redeem 168,270 of its Common Stock from LaserSight, Inc. Additionally, the Company has used approximately $685,000 and $1.3 million of its available borrowings for acquisitions and working capital, respectively. The Company currently has a balance available of approximately $19.6 million under the Credit Agreement which it expects will be utilized for acquisitions and for working capital and general corporate purposes.

         On November 20, 1997, the Company completed the sale of 2,300,000 shares of its common stock at a price of $9.50 in a secondary public offering (the "Secondary Offering"). The net proceeds of $20.5 million from the Secondary Offering were used to fund a portion of the consideration for the Block Acquisition.

         In October 1997, the Company received a commitment from Prudential Securities Credit Corporation ("Prudential Credit") for a credit facility in the aggregate amount of $37.0 million pursuant to a Note Purchase Agreement (the "Bridge Credit Facility"). Approximately $27.0 million of the Bridge Credit Facility was available, if needed, to fund the cash portion of the Block Acquisition to the extent the net proceeds from the Company's Secondary Offering were insufficient for such purpose. The remaining balance of approximately $10.0 million of the Bridge Credit Facility was available for optometry and ophthalmology practice acquisitions. The Company borrowed $5.6 million and $6.5 million for use in funding the cash portions of the Block Acquisition and LaserSight Acquisitions, respectively. Additionally, the Company borrowed approximately $3.5 million for use in the funding of certain optometry and ophthalmology practice acquisitions. Amounts borrowed pursuant to the Bridge Credit Facility were secured by a first security interest in all of the Company's assets. The Bridge Credit Facility was required to be repaid at the earlier of six months from the date of any borrowing from the Bridge Credit Facility or upon the closing of any future debt or equity offering by the Company. The Bridge Credit Facility contained negative and affirmative covenants and agreements which included covenants requiring the maintenance of certain financial ratios. The Company repaid its Bridge Credit Facility borrowings in full from available proceeds under its Credit Agreement.

         On August 18, 1997, the Company completed the sale of 2,100,000 shares of its common stock at a price of $10.00 per share in an initial public offering (the "Initial Public Offering"). The net proceeds from the Initial Public Offering were used to repay substantially all of the Company's outstanding indebtedness and to provide funding to continue acquisitions of optometry and ophthalmology clinics and ASCs.

         In April 1997, the Company entered into a credit facility in the aggregate amount of $4.9 million with Prudential Securities Group Inc. ("Prudential") pursuant to a Note and Warrant Purchase Agreement (as amended and restated, the "Note and Warrant Purchase Agreement"). The proceeds from the borrowing were used to repay the Company's credit facility with Barnett Bank N.A. in the principal amount of $2.0 million and for general working capital purposes. Under the Note and Warrant Purchase Agreement, the Company issued a senior note secured by all the Company's assets (the "Prudential Note"). The Prudential Note accrued interest at 10% per annum with a maturity of the earlier of January 1, 1998 or upon completion of the Initial Public Offering. In addition, the note and Warrant Purchase Agreement included a detachable warrant to purchase 210,000 shares of Common Stock at an exercise price per share equal to $10.00 per share, the price of the Common Stock in the Initial Public Offering. The Prudential Note was repaid by the Company from the net proceeds of the Initial Public Offering.

         In February 1997, the Company borrowed an aggregate of $2.0 million from Piper Jaffray Healthcare Fund II Limited Partnership ("Piper Jaffray") for working capital purposes pursuant to the issuance of senior subordinated notes bearing interest at 10% per annum (the "1997 Subordinated Notes"). The 1997 Subordinated Notes included a detachable warrant to purchase an aggregate of 333,333 shares of Common Stock which have an exercise price of $6.00 per share. The 1997 Subordinated Notes were repaid by the Company from the net proceeds of the Initial Public Offering.

         In December 1996, the Company borrowed an aggregate of $1.3 million from certain individuals for working capital purposes pursuant to the issuance of senior subordinated notes bearing interest at 10% per annum (the "1996 Subordinated Notes"). The 1996 Subordinated Notes included detachable warrants to purchase an aggregate of 208,333 shares of Common Stock at an exercise price of $6.00 per share. The 1996 Subordinated Notes were repaid by the Company from the net proceeds of the Initial Public Offering.

         In June 1996, the Company borrowed $3.0 million from Peter Fontaine, a director of the Company, for working capital purposes pursuant to an unsecured Promissory note bearing interest at 8.0% per annum (the "Fontaine Note"). The Fontaine Note was repaid by the Company from the net proceeds of the Initial Public Offering. In addition, the Company borrowed $200,000 and $500,000 from Mr. Fontaine in November and December 1996, respectively, for working capital purposes pursuant to unsecured promissory notes bearing interest at 8.5% per annum. The unsecured promissory notes were repaid from the net proceeds of the Initial Public Offering.

         In January and February 1998, the Company completed the Recent Acquisitions and in connection with the Recent Acquisitions, the Company provided aggregate consideration of approximately $390,000, consisting of 23,517 shares of Common Stock, $90,000 in cash and promissory notes in the aggregate principal amount of approximately $21,000, subject to closing adjustments. In addition the Company is required to provide additional contingent consideration, consisting of 14,297 shares of Common Stock and approximately $68,000 in cash, to be paid to certain sellers if post-acquisition performance targets are met.

         To date in fiscal year 1998, the Company has entered into binding letters of intent with respect to the Pending Acquisitions for which the Company is providing aggregate consideration of approximately $31.3 million, consisting of approximately 2.0 million shares of Common Stock and approximately $10.5 million in cash, subject to closing adjustments. Additionally, the Company is required to provide additional contingent consideration, to be paid to certain sellers if certain post-acquisition performance targets are met. In addition, approximately $1.6 million in net indebtedness is expected to be assumed by the Company in connection with the Pending Acquisitions.

         Effective December 1, 1997, the Company completed the LaserSight Acquisitions in exchange for aggregate consideration paid to the seller of approximately $13.0 million, consisting of $6.5 million in cash and 812,500 shares of Common Stock, subject to certain post-closing adjustments. The cash portion of the consideration paid by the Company for the LaserSight Acquisitions was financed through a letter amendment to the Company's credit facility with Prudential Securities Credit Corporation. The LaserSight Acquisitions were accounted for under the purchase method of accounting. The aggregate consideration paid by the Company for the LaserSight Acquisitions was approximately $13.0 million consisting of $6.5 million in cash and 812,500 shares of Company common stock, subject to certain post-closing adjustments. The cash portion of the consideration paid by the Company for the LaserSight Acquisitions was financed through a letter amendment to the Company's credit facility with Prudential Securities Credit Corporation. In addition, LaserSight, Inc. and the Company entered into a Stock Distribution Agreement for the liquidation of the shares of Company common stock received by LaserSight, Inc. by May 29, 1998 through, at the Company's option, the filing of a shelf registration statement, a private placement, a direct redemption by the Company, or other method acceptable to the Company and LaserSight, Inc. Under the Stock Distribution Agreement, LaserSight, Inc. is entitled to receive a minimum of $6.5 million and a maximum of $7.475 million from the liquidation subject to certain post-closing adjustments. On March 11, 1998 the Company redeemed 168,270 shares of its Common Stock pursuant to the Stock Distribution Agreement from LaserSight, Inc. for an aggregate purchase price of $1.5 million.

         Effective October 31, 1997, the Company completed the Block Acquisition in exchange for aggregate consideration paid to the sellers of approximately $35.0 million, consisting of $25.6 million in cash, 458,365 shares of Common Stock, subject to certain post-closing adjustments and 219,633 shares of Common Stock to be held in escrow as contingent consideration, of which 109,816 shares are to be delivered by the Company to the sellers if EBITDA of Block Vision reaches $4.5 million for the year ended December 31, 1998. The remaining 109,817 shares will be deliverable on a pro rata escalating basis if Block Vision reaches $4.5 million of EBITDA for 1998 with the full contingent consideration deliverable upon Block Vision attaining $4.9 million of EBITDA for 1998. Approximately $2.4 million in net indebtedness of Block Vision was assumed in connection with the Block Acquisition.

         During 1997, the Company also completed the 1997 Acquisitions, and in connection with the 1997 Acquisitions, the Company provided aggregate consideration of $20.1 million, consisting of 1,480,122 shares of Common Stock, $6.7 million in cash and $364,000 in promissory notes. Additionally, the Company is required to provide additional contingent consideration, consisting of approximately 174,021 shares of Common Stock, approximately $821,000 in cash, and approximately $467,000 in shares of Common Stock, to be paid to certain sellers if post-acquisition performance targets are met.

         In December 1996, the Company completed the 1996 Acquisitions for an aggregate consideration of $11.2 million, consisting of 2.1 million shares of Common Stock, unsecured promissory notes in the aggregate principal amount of $1.9 million bearing interest at 8.0% per annum and $800,000 in assumed debt. The promissory notes were repaid by the Company from the net proceeds of the Initial Public Offering.

         The Company has treated as deferred compensation the issuance of shares of restricted stock in September and October 1996, for future services related to various business development initiatives and management incentives. In September 1996, the Company entered into a five-year services agreement with its Chief Medical Officer and current director of the Company and issued 108,133 shares of restricted Common Stock. These shares were valued at $2.77 per share or $300,000. Of these shares, 40% vested immediately and the Company recorded a business development charge of $120,000. The remaining 60% of the shares were recorded as an offset in stockholders' equity as deferred compensation for $180,000. In October 1996, the Company entered into a five-year advisory agreement with an industry consultant and issued 125,627 shares of restricted Common Stock which vest over the life of the advisory agreement. These shares were valued at $2.77 per share or $349,000. The Company recorded the issuance of these shares as an offset in stockholder's equity as deferred compensation. This deferred compensation is being amortized as the shares vest on a pro rata basis.

         Intangible assets consist of the excess of the purchase price over the fair values of the net assets acquired from the business acquisitions, which is being amortized on a straight-line method over 25 years, and the Management Agreements with the Managed Professional Associations. The Management Agreements have 40-year terms and are being amortized over an average life of 25 years' Intangible assets represented 72.2% of the Company's total assets as of December 31, 1997. In determining the useful life of a Management Agreement, the Company considers the operating history and other characteristics of each practice. A principal consideration is the degree to which the practice has demonstrated its ability to extend its existence indefinitely. The Company will review the carrying value of its intangible assets at least quarterly on an entity-by-entity basis to determine if facts and circumstances exist which would suggest that the intangible assets may be impaired or that amortization periods need to be modified. Among the factors the Company considers in making the valuation are changes in the Managed Professional Associations market position, reputation, profitability, and geographic penetration.

         In addition to the business assets purchased, the Company assumes certain payables and accrued expenses in connection with its acquisitions. Generally, the acquired tangible assets exceed the assumed liabilities. The Company has assumed liabilities of $3.2 million, including $791,000 of long-term debt, in connection with acquisitions (including the Block Acquisition) completed through December 31, 1997.

         Currently many computer systems in use today were designed and developed using two digits, rather than four, to specify the calendar year and as a result, such systems are unable to recognize the year "2000." The inability of a computer system to recognize the year 2000 could cause many computer applications to fail or create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations that could be affected by the year "2000" computer system problem. Block Vision's managed care computer systems are year 2000 compliant. The Company has implemented a plan of action which it believes will make its other computer systems year 2000 compliant and the expense associated with such action is not expected to have a material effect on the Company's future financial condition and results of operations. The Company also expects to initiate communications with significant suppliers, customers and other third parties with which the Company does business, to minimize disruptions to the Company's operations resulting from the year 2000 problem and to ensure that year 2000 issues are satisfactorily resolved. There can be no assurances, however, that the computer systems of other companies may have an adverse effect on the Company's operations. The Company expects to work with such parties to resolve or minimize year 2000 problems. The Company believes it currently has no material exposure to contingencies related to the year 2000 issue.

         The Company believes the effects of inflation have not had a material adverse impact on its operations or financial condition to date. Substantial increases in prices in the future, however, could have a material adverse effect on the Company's results of operations.

         Based upon the Company's anticipated capital needs for operation of its business, general corporate purposes, the acquisition of clinics and ASCs and repayment of certain indebtedness, management believes that the combination of the funds expected to be provided from the Company's operations, Credit Agreement,anticipated future increases of borrowings under its Credit Agreement and seller financing will be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its growth strategy for a period of approximately twelve months. The Company will continue to offer Common Stock, notes or combinations thereof as consideration for certain future mergers and acquisitions related to the growth of its LADS and currently expects for the foreseeable future to continue to require contractual lock-up agreements and to provide registration rights consistent with previous transactions for sellers receiving stock in acquisitions. After the twelve-month period, or in the event the Company's capital expenditures are greater than currently expected and to the extent additional capital resources are needed, the Company expects to utilize supplemental borrowings to the extent available and/or the net proceeds from the offering of debt or equity securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  Not applicable.

               SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS


         This 10-K, press releases issued by the Company and certain information provided periodically in writing and orally by the Company's designated officers and agents contain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof used in this 10-K are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this 10-K, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things; (i) the financial prospects of the Company; (ii) potential acquisitions by the Company and the successful integration of both completed and future acquisitions; (iii) the ability of the Company to efficiently and effectively manage its Managed Providers; (iv) the Company's financing plans including the Company's ability to raise additional debt and equity capital; (v) trends affecting the Company's financial condition or results of operations; (vi) the Company's growth strategy and operating strategy; (vii) the impact of current and future governmental regulations;
(viii) the Company's current and future managed care contracts; (ix) the Company's ability to continue to recruit Contract Providers, to convert Contract Providers to Managed Providers, and to maintain its relationships with Affiliated Providers; (x) the Company's relationships with affiliated retail optical companies; (xi) the Company's relationships with its buying group participants and suppliers of eye care products and supplies; (xii) the Company's ability to operate efficiently, profitably and effectively its new Block Vision subsidiary, which includes a new business line and a significant increase in the Company's managed care business; and (xiii) the Company's revenue run rate and the impact thereon of acquisitions by the Company. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) the Company experiences future operating and net losses; (ii) any material inability of the Company to successfully integrate and profitably operate Block Vision and other acquisitions; (iii) any material inability of the Company to identify consummate and integrate suitable acquisitions in conjunction with its growth strategy or to ultimately close pending and identified acquisitions; (iv) any material inability of the Company to acquire sufficient capital and financing to fund its growth strategy; (v) the inability of the Company to expand its managed care business, renew existing managed care contracts and maintain and expand its Contract Provider Network; (vi) the Company's inability to negotiate managed care contracts with HMOs, (vii) the inability of the Company to successfully and profitably operate its managed care business; (viii) the managed practices' inability to operate profitably; (ix) changes in state and/or federal governmental regulations which could materially effect the Company's ability to operate or materially effect the Company's profitability; (x) the inability of the Company to maintain or obtain required licensure in the states in which it operates and in the states in which it may seek to operate in the future, (xi) the inability of the Company to successfully obtain public and/or private investment capital to expand its operations; (xii) the Company's inability to meet its financing covenants and commitments; (xiii) consolidation of the Company's competitors, poor operating results by its competitors, or adverse governmental or judicial rulings against its competitors; (xiv) the Company's stock price and its potential impact on the number of shares utilized in acquisitions and on future earnings per share; and (xv) any advance change in the Company's medical claims to managed care revenue ratio. The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this 10-K or to reflect the occurrence of unanticipated events.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(A)     FINANCIAL STATEMENTS

        (1) FINANCIAL STATEMENTS. The Company's Financial Statements included in
Item 8 hereof, as required, including the report of the Independent Certified Public Accountants are as follows:

        a.         Report of Independent Certified Public Accountants
        b.         Consolidated Balance Sheets as of December 31, 1996 and 1997
        c.         Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997
        d.         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995,
                      1996 and 1997
        e.         Consolidated Statements of Cash Flows for the years ended December 31, 1995,
                      1996 and 1997
        f.         Notes to Consolidated Financial Statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Vision Twenty-One, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Vision Twenty-One, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vision Twenty-One, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                           /s/ Ernst & Young LLP
Tampa, Florida
March 11, 1998

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31
                                                                                         1996              1997
                                                                                    ------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $    67,353     $  3,871,864
   Accounts receivable due from:
      Buying group members, net of allowances for doubtful accounts of
         $33,000 at December 31, 1997                                                          -        5,427,592
      Patients, net of allowances for uncollectible accounts and contractual adjustments of $685,000 and $3,438,000 at
         December 31, 1996 and 1997, respectively                                      1,544,316        5,387,381
      Managed Professional Associations                                                  424,271        4,950,067
      Managed health benefits payors                                                           -        1,276,790
      Other                                                                              185,263          146,436
   Prepaid expenses and other current assets                                             192,789        1,819,475
                                                                                  ----------------------------------
Total current assets                                                                   2,413,992       22,879,605




Fixed assets, net                                                                      1,941,259        6,503,719
Intangible assets, net of accumulated amortization of $29,125 and
   $1,127,334 at December 31, 1996 and 1997, respectively                             11,022,396       84,143,508
Deferred offering costs                                                                  287,792                -
Deferred tax asset                                                                     1,468,000        1,882,000
Other assets                                                                              46,792        1,149,559



                                                                                  ----------------------------------
Total assets                                                                         $17,180,231     $116,558,391
                                                                                  ==================================

                                                                                            DECEMBER 31
                                                                                        1996              1997
                                                                                  ----------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $     529,427   $    5,015,668
   Accrued expenses                                                                      946,519        1,917,028
   Medical claims payable                                                              1,793,861        3,545,195
   Accrued compensation                                                                  546,740        1,381,497
   Accrued acquisition and offering costs                                              1,362,012        1,045,905
   Due to Managed Professional Associations                                                    -        1,938,309
   Due to selling shareholders                                                                 -        2,811,809
   Current portion of long-term debt                                                      48,249          104,371
   Current portion of obligations under capital leases                                    43,849          566,084
                                                                                  -------------------------------
Total current liabilities                                                              5,270,657       18,325,866

Deferred rent payable                                                                    263,006          261,117
Obligations under capital leases                                                          71,870          632,850
Long-term debt, less current portion ($5,983,098 to related parties in
   1996)                                                                               7,570,974       24,580,071
Deferred income taxes                                                                  1,468,000        6,111,000

Stockholders' equity:
   Preferred stock, $.001 par value; 10,000,000 shares authorized; no
     shares issued                                                                             -                -
   Common stock, $.001 par value; 50,000,000 shares authorized; 3,715,625
     (1996) and 12,420,086 (1997) shares issued and outstanding                            3,716           12,421


   Additional paid-in capital                                                          4,736,361       75,158,995
   Common stock to be issued (1,491,397 shares in 1996)                                5,905,965                -
   Deferred compensation                                                                (517,035)        (408,735)
   Accumulated deficit                                                                (7,593,283)      (8,115,194)
                                                                                  -------------------------------
Total stockholders' equity                                                             2,535,724       66,647,487
                                                                                  -------------------------------
Total liabilities and stockholders' equity                                           $17,180,231     $116,558,391
                                                                                  ===============================

See accompanying notes.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                YEAR ENDED DECEMBER 31
                                                                            1995           1996          1997
                                                                       -------------------------------------------
Revenues:
   Practice management fees ($423,890, and $479,004 from a
     related party in 1995 and 1996, respectively)                       $   423,890   $ 1,942,843   $30,951,922
   Managed care                                                            2,446,010     7,315,196    17,446,107
   Buying group                                                                    -             -     7,260,797
   Other revenue                                                             211,746       305,654       607,953
                                                                       -------------------------------------------
                                                                           3,081,646     9,563,693    56,266,779

Operating expenses:
   Practice management expenses                                                    -     1,244,173    25,294,565
   Medical claims                                                          2,934,180     9,128,659    13,831,360
   Buying group                                                                    -             -     6,882,199
   Salaries, wages and benefits                                              903,966     1,889,395     5,025,105
   Business development                                                            -     1,926,895             -
   General and administrative                                                443,374     1,208,678     2,515,257
   Depreciation and amortization                                              18,005       126,046     1,803,991
                                                                       -------------------------------------------
                                                                           4,299,525    15,523,846    55,352,477
                                                                       -------------------------------------------
Income (loss) from operations                                             (1,217,879)   (5,960,153)      914,302
Amortization of loan fees                                                          -             -       178,677
Interest expense                                                               8,557       159,484       934,190
                                                                       -------------------------------------------
Loss before income taxes                                                  (1,226,436)   (6,119,637)     (198,565)

Income taxes                                                                       -             -             -
                                                                       -------------------------------------------
Loss before extraordinary charge                                          (1,226,436)   (6,119,637)     (198,565)

Extraordinary charge -- early extinguishment of debt                               -             -       323,346
                                                                       -------------------------------------------
Net loss                                                                 $(1,226,436)  $(6,119,637)  $  (521,911)
                                                                       ===========================================

Basic and diluted loss per common share:
Loss before extraordinary charge                                              $(0.53)       $(2.13)       $(0.03)
Extraordinary charge                                                               -             -         (0.05)
                                                                       ===========================================
Net loss per common share                                                     $(0.53)       $(2.13)       $(0.08)
                                                                       ===========================================


See accompanying notes.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                     COMMON
                                   COMMON STOCK        ADDITIONAL     STOCK                                          TOTAL
                              ------------------------  PAID-IN       TO BE       DEFERRED       ACCUMULATED     STOCKHOLDERS'
                                 SHARES     AMOUNT      CAPITAL      ISSUED     COMPENSATION       DEFICIT          EQUITY
                              -------------------------------------------------------------------------------------------------
Balance at December 31, 1995    2,324,876    $2,325       $32,271     $        -     $     -      $(1,473,646)    $(1,439,050)
  Sale of common stock            360,442       360       999,640              -           -                -       1,000,000
  Issuance of shares of
     common stock for 1996
     Acquisitions
     consummated effective
     December 1, 1996             651,842       652     2,580,645              -           -                -       2,581,297
  1,491,397 shares of common
     stock to be issued in
     1997 for 1996
     Acquisitions
     consummated effective
     December 1, 1996                   -         -             -      5,905,965           -                -       5,905,965
  Issuance of detachable
     stock purchase
     warrants                           -         -       125,000              -           -                -         125,000
  Issuance of shares of
     common stock for
     prior service                144,705       145       401,410              -           -                -         401,555
  Issuance of shares of
     common stock for
     advisory agreement           125,627       126       348,488              -    (348,614)               -               -
  Issuance of shares of
     common stock for
     services agreement           108,133       108       299,960              -    (180,041)               -         120,027
  Amortization of deferred
     compensation                       -         -             -              -      11,620                -          11,620
  Net loss                              -         -             -              -           -       (6,119,637)     (6,119,637)
  Capital distribution                  -         -       (51,053)             -           -                -         (51,053)
                              -------------------------------------------------------------------------------------------------
Balance at December 31, 1996    3,715,625     3,716     4,736,361      5,905,965    (517,035)      (7,593,283)      2,535,724
   Initial and second public
     offering of common
     shares                     4,400,000     4,400    37,618,793              -           -                -      37,623,193
   Issuance of shares of
     common stock for
     business combinations      4,298,740     4,299    31,826,620     (5,905,965)          -                -      25,924,954
   Issuance of detachable
     stock purchase warrants            -         -       301,500              -           -                -         301,500
   Sale of detachable stock
     purchase warrants                  -         -       548,021              -           -                -         548,021
   Compensatory stock options
     accounted for under
     SFAS 123                           -         -       124,949              -           -                -         124,949
   Exercise of warrants and
     options                        5,721         6         2,751              -           -                -           2,757
   Amortization of deferred
     compensation                       -         -             -              -     108,300                -         108,300
   Net loss                             -         -             -              -           -         (521,911)       (521,911)
                              =================================================================================================
Balance at December 31, 1997   12,420,086   $12,421   $75,158,995            $ -   $(408,735)     $(8,115,194)    $66,647,487
                              =================================================================================================


See accompanying notes.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 YEAR ENDED DECEMBER 31
                                                                            1995          1996          1997
                                                                       -------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                 $(1,226,436)  $(6,119,637)  $  (521,911)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Extraordinary charge -- early extinguishment of debt                          -             -       323,346
     Depreciation and amortization                                            18,005       126,046     1,803,991
     Amortization of loan fees                                                     -             -       178,677
     Noncash compensation expense                                                  -       521,582       124,949
     Amortization of deferred compensation                                         -        11,620             -
     Interest accretion                                                            -             -        50,260
     Changes in operating assets and liabilities, net of
       effects from business
       combinations:
         Accounts receivable, net                                                  -      (483,591)   (5,497,996)
         Prepaid expenses and other current assets                               516       (22,766)       (8,144)
         Other assets                                                              -       (32,984)     (521,371)
         Accounts payable                                                     87,141       429,496    (2,739,310)
         Accrued expenses                                                        614       119,955       543,963
         Accrued acquisition and offering costs                                    -       522,963      (522,963)
         Accrued compensation                                                 43,138        48,342       834,759
         Deferred rent payable                                                     -             -        (1,889)
         Medical claims payable                                              928,602       737,720      (562,064)
         Due to Managed Professional Associations                             10,184       (27,741)    1,938,309
                                                                       -------------------------------------------
Net cash used in operating activities                                       (138,236)   (4,168,995)   (4,577,394)

INVESTING ACTIVITIES
Purchases of furniture and equipment                                         (68,138)     (443,577)   (1,145,359)
Payments for acquisitions, net of cash acquired                                    -             -   (35,431,807)
Payments for capitalized acquisition costs                                   (20,240)   (1,138,829)   (6,170,767)
Other                                                                              -             -      (394,603)
                                                                       -------------------------------------------
Net cash used in investing activities                                        (88,378)   (1,582,406)  (43,142,536)

FINANCING ACTIVITIES
Net proceeds from sale of common stock                                                     750,000    42,850,000
Payments for offering costs                                                        -             -    (4,385,413)
Proceeds from long term debt                                                 310,413     4,950,000    33,093,307
Payments on long term debt                                                   (32,694)      (56,729)  (19,866,349)
Net proceeds from line of credit                                                   -       184,264             -
Proceeds from credit facility                                                      -             -     4,874,000
Payments on credit facility                                                        -             -    (4,874,000)
Payments for financing fees                                                        -             -      (717,882)
Sale of detachable stock purchase warrants and exercise of                         -             -       550,778
   options
Capital distribution                                                         (21,914)      (51,053)            -
                                                                       -------------------------------------------
Net cash provided by financing activities                                    255,805     5,776,482    51,524,441
                                                                       -------------------------------------------

Increase in cash and cash equivalents                                         29,191        25,081     3,804,511
Cash and cash equivalents at beginning of year                                13,081        42,272        67,353
                                                                       -------------------------------------------
Cash and cash equivalents at end of year                               $      42,272 $      67,353    $3,871,864
                                                                       ===========================================

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                                 YEAR ENDED DECEMBER 31
                                                                            1995          1996          1997
                                                                       -------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                               $      9,000  $    17,000    $    903,000
                                                                       ===========================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
Common stock issued upon conversion
   of a note payable                                                   $          -  $   250,000    $          -
                                                                       ===========================================

Issuance of detachable stock purchase warrants                         $          -  $   125,000    $    301,500
                                                                       ===========================================

Assets purchased under capital leases                                  $          -  $         -    $     41,000
                                                                       ===========================================

See Note 2 regarding affiliations with practices financed through the issuance of common stock and notes payable.



See accompanying notes.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997


1. DESCRIPTION OF BUSINESS

Vision Twenty-One, Inc. and Subsidiaries (Vision Twenty-One or the Company) is a Florida corporation formed in May 1996 as a holding company. The Company's principal subsidiaries include Vision 21 Physician Practice Management Company
(MSO) and Vision 21 Managed Eyecare of Tampa Bay, Inc. (MCO). The MSO provides business management services for eye care professionals and related businesses. The MCO is a managed care organization which contracts with third-party health benefits payors to provide eye care services through a network of associated optometry and ophthalmology practices, retail optical companies and ambulatory surgical centers. Most of the managed care contracts are for one-year terms which automatically renew and the contracts are terminable by either party on sixty days notice. Revenues from one payor constituted approximately 94%, 79% and 31% of managed care revenues and 75%, 60% and 10% of total revenues for the years ended December 31, 1995, 1996 and 1997, respectively.

Vision Twenty-One was formed to be a holding company to own the MSO and MCO. The MSO and MCO were owned in identical proportions by two executive officers and a member of the Board of Directors of the Company. During 1996, the Company acquired the MSO and MCO through an exchange of 2,685,318 shares of Common Stock for all of the outstanding shares of the MSO and MCO. There was no other consideration paid by the Company. This transaction was accounted for as a reorganization of companies under common control in a manner similar to that used in a pooling of interests transaction. As a result, the accompanying financial statements have been prepared to reflect the accounts of the Company as if the reorganization had occurred as of the beginning of the earliest period presented.

In 1997, significant business acquisitions include BBG-COA, Inc., MEC Health Care, Inc. and LSI Acquisition, Inc., now subsidiaries of the Company (see Note
4).

2. AFFILIATIONS WITH MANAGED PROFESSIONAL ASSOCIATIONS

As part of its business strategy, the Company acquires substantially all of the assets and assumes certain liabilities of ophthalmology and optometry practices (Managed Professional Associations). In connection with these acquisitions, the Company enters into business management agreements (Management Agreements) with the Managed Professional Associations and the Managed Professional Associations stockholders.

Effective December 1, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of 10 ophthalmology and optometry practices located in Minnesota, Arizona and Florida. In conjunction with these acquisitions, the Company entered into Management

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

2. AFFILIATIONS WITH MANAGED PROFESSIONAL ASSOCIATIONS (CONTINUED)

Agreements with the Managed Professional Associations and the Managed Professional Associations' stockholders (collectively referred to as the 1996 Acquisitions).

In connection with the 1996 Acquisitions, Vision Twenty-One issued 651,842 shares of Common Stock in 1996 and 1,491,397 shares of Common Stock in 1997 and issued long-term notes payable to stockholders of approximately $1,925,000. The shares which were issued in 1997 were reported as Common Stock to be issued as of December 31, 1996. All 2,143,239 shares of Common Stock were valued at $3.96 per share based on an independent valuation.

During 1996, the Company incurred approximately $1,710,000 of acquisition costs which were capitalized and allocated to the assets acquired and Management Agreements entered into, including approximately $839,000 which is included in accrued acquisition and offering costs in the accompanying consolidated balance sheets at December 31, 1996.

During 1997, the Company acquired substantially all of the assets and assumed certain liabilities of 11 ophthalmology and optometry practices, a managed care company, a medical consulting company and an ambulatory surgical center. In conjunction with these acquisitions, the Company entered into various Management Agreements with the Managed Professional Associations and the Managed Professional Associations' stockholders (collectively referred to as the 1997 Acquisitions). In connection with the 1997 Acquisitions, the Company holds in escrow approximately 196,000 shares of Common Stock valued at approximately $1,887,000, and $395,000 in cash. Such shares and cash held in escrow, along with additional contingent consideration of approximately $426,000 in cash and approximately $244,000 in shares of Common Stock, will be due the owners of certain of the eye care practices if certain financial goals are met during the eighteen-month period following the effective date of the transactions (generally at several dates through February 1999). Such financial goals were established to resolve certain differences between the Company and the owners of the eye care practices regarding the purchase price valuations of the respective practices. The contingent consideration which is ultimately issued by the Company if such financial goals are met will be treated as an increase in the purchase price of the assets acquired from the respective practices. Based upon information to date, management of the Company believes that the ultimate issuance of any such shares held in escrow will not have a material adverse effect on the results of operations, financial condition or liquidity of the Company.

In connection with the 1997 Acquisitions, the Company paid cash of approximately $4,152,000, issued 1,480,122 shares of Common Stock valued at approximately $13,151,000 and $2,812,000 due to selling shareholders. The shares of Common Stock were valued from $8.22 to $13.20 per share.

During 1997, the owners of an ophthalmology practice included within the 1996 Acquisitions met certain financial goals which were established to resolve differences between the owners and the Company regarding the purchase price valuations of the practice. The Company issued to the owners of the ophthalmology practice 56,356 shares valued at approximately $223,000, which were previously held in escrow as contingent consideration for this 1996 Acquisition. The Company accounted for the additional consideration issued as an increase in the purchase price of the assets acquired from this practice.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

2. AFFILIATIONS WITH MANAGED PROFESSIONAL ASSOCIATIONS (CONTINUED)

During 1997, the Company incurred approximately $4,911,000 of acquisition costs which were capitalized and allocated to the assets acquired and Management Agreements entered into, including approximately $462,000 which is included in accrued acquisition and offering costs in the accompanying consolidated balance sheets at December 31, 1997.

The 1996 and 1997 Acquisitions were accounted for by recording the assets and liabilities at fair value and allocating the remaining cost to the related Management Agreements. The Management Agreements are being amortized on a straight-line method over 25 years. Under the Management Agreements, the Company provides management, marketing and administrative services to the Managed Professional Associations in return for a management fee. The Management Agreements have 40-year terms and are cancelable only for breach of its provisions or insolvency. The Managed Professional Associations employ ophthalmologists and optometrists and provide all eye care services to patients.

As part of the purchase price allocation, no consideration has been allocated to employment and noncompete agreements between the Company and the Managed Professional Associations' stockholders because the Company believes these agreements have no material value.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. The Company does not own any interests in or control the activities of the Managed Professional Associations. Accordingly, the financial statements of the Managed Professional Associations are not consolidated with those of the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which supersedes Statement of Financial Accounting Standards No.14. SFAS 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

enterprise for which separate financial information is produced internally for the Company's management. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management is currently assessing the impact of this Standard.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130). SFAS 130 requires that total comprehensive income and comprehensive income per share be disclosed and be given equal prominence with net income and earnings per share. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management is currently assessing the impact of this Standard.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

Managed Care

Managed care revenues are derived from monthly capitation payments from managed health benefits payors which contract with the Company for the delivery of eye care services. The Company records this revenue at contractually agreed-upon rates.

Practice Management Fees

Prior to December 1, 1996, practice management fee revenue was earned through contractual arrangements between the Company and several optometry practices under common control. This revenue totaled $423,890 and $479,004 for the years ended December 31, 1995 and 1996, respectively.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Subsequent to December 1, 1996, practice management fee revenue was earned through management of the Managed Professional Associations under the Management Agreements. This revenue represents reimbursement of practice management expenses incurred by the Company, including depreciation expense of $31,123 and $491,743 for the years ended December 31, 1996 and 1997, respectively. In addition, the Company generally receives a percentage (ranging from 24% to 37%) of the Managed Professional Associations' net earnings before interest, taxes, and shareholder-physician expenses, as determined under the related Management Agreements. For the years ended December 31, 1996 and 1997, this revenue was as follows:

                                                                                   DECEMBER 31
                                                                             1996              1997
                                                                       ------------------------------------
          Medical service revenues of Managed Professional
             Associations                                                    $1,667,025      $36,949,565
          Less amounts retained by physician shareholders of
             Managed Professional Associations                                 (203,186)      (5,997,643)
                                                                       ------------------------------------
          Management fees under Management Agreements with Managed
             Professional Associations
                                                                             $1,463,839      $30,951,922
                                                                       ====================================

Included in net management fees are amounts representing reimbursement of expenses for practice management expenses and a portion of depreciation and amortization. These amounts were $1,275,296 and $25,786,309 for the years ended December 31, 1996 and 1997, respectively.

Buying Group

The buying group business provides billing and collection services to suppliers of optical products, whereby providers receive merchandise from suppliers for direct shipment to the providers. The Company pays the supplier and likewise bills the providers for such products. The Company receives a commission of approximately 5% of the total receivables collected. This commission revenue is included in buying group revenue in the accompanying consolidated statements of operations and is recognized upon shipment of merchandise by the suppliers.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other Revenues

Other revenues consist of fees earned through consulting and other contractual arrangements.

MEDICAL CLAIMS PAYABLE

In accordance with the capitation contracts entered into with certain managed health benefits payors, the Company is responsible for payment of providers' claims. Medical claims payable represent provider claims reported to the Company and an estimate of provider claims incurred but not reported (IBNR).

The Company and its actuary estimate the amount of IBNR using standard actuarial methodologies based upon the average interval between the date services are rendered and the date claims are reported and other factors considered relevant by the Company.

Prior to December 1, 1996, certain medical claims were paid to several optometry practices under common control. Expense related to these transactions totaled approximately $299,000, and $249,000 for the years ended December 31, 1995 and 1996, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents approximates its fair value.

The fair value of long-term debt approximates its carrying amount based on current rates offered to the Company for debt of similar maturities.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FIXED ASSETS

Fixed assets are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the various classes of assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of lease or the estimated useful life of the improvements. Routine maintenance and repairs are charged to expense as incurred, while betterments and renewals are capitalized.

DEFERRED OFFERING COSTS

Deferred offering costs consist primarily of costs deferred in connection with the Company's initial public offering. These costs were charged against the offering proceeds when the initial public offering was completed in August 1997.

TRANSACTIONS AND BUSINESS DEVELOPMENT COSTS

Direct external legal, accounting and other costs associated with successful acquisitions are capitalized as part of the related purchase price allocation. External costs associated with unsuccessful acquisitions, including start-up consulting services (Note 10), are expensed and are shown as business development expense in the accompanying consolidated statements of operations. All internal costs associated with acquisitions are expensed as incurred.

INTANGIBLE ASSETS

Intangible assets consist of the excess of the purchase price over the fair values of the net assets acquired from the business acquisitions, which is being amortized on a straight-line method over 25 years, and the Management Agreements with the Managed Professional Associations. The Management Agreements have 40-year terms and are being amortized on a straight-line method over 25 years. In evaluating the useful life of a Management Agreement, the Company considers the operating history and other characteristics of each practice. The primary consideration is the degree to which a practice has demonstrated its ability to extend its existence indefinitely. In making this determination, the Company considers (i) the number of physicians recruited into the practice, (ii) the number of staff members including physicians, (iii) the number of locations, and
(iv) the complexity of the procedures being performed, including disease treatment and control.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Amortization expense with respect to intangible assets was approximately $29,000 and $1,098,000 for the year ended December 31, 1996 and 1997, respectively.

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121). In accordance with SFAS 121, the Company reviews the carrying value of its intangible assets at least quarterly on an entity-by-entity basis to determine if facts and circumstances exist which would suggest that the intangible assets may be impaired or that the amortization period needs to be modified. Among the factors the Company considers in making the evaluation are changes in the acquired companies' or Managed Professional Associations' market position, reputation, profitability and geographical penetration. If indicators are present which may indicate impairments, the Company will prepare a projection of the undiscounted cash flows of the specific practice and determine if the intangible assets are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of the intangible assets to fair value.

CONCENTRATIONS OF CREDIT RISK

The Company has accounts receivable from patients of the Managed Professional Associations. The Company does not believe that there are any credit risks associated with receivables due from governmental agencies. Any concentration of credit risk from other payors of the Managed Professional Associations is limited by the number of patients and payors. The Company and the Managed Professional Associations do not require any form of collateral from their patients or third-party payors. The Company does not believe that there are any substantial credit risks associated with receivables due from buying group members or from any of the Managed Professional Associations.

The Company places cash and cash equivalents with high-quality financial institutions. At times, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC).

NET LOSS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to the SFAS 128 requirements.

CONTINGENT CONSIDERATION

As part of its business strategy, the Company enters into various transactions to acquire substantially all of the assets of various eye care practices and enters into business management agreements with the eye care practices. The Company also enters into strategic business acquisitions with other companies from time to time. In connection with certain of the acquisitions, the Company will hold shares of its common stock in escrow as contingent consideration. Such shares of common stock held in escrow are due to the owners of the certain eye care practices or other companies if certain financial goals are met in the future, generally within twelve to eighteen months of the effective date of the acquisition. The financial goals are established on an acquisition by acquisition basis and are generally established to resolve differences between the Company and the applicable eye care practices or other companies regarding the purchase price valuation.

Depending on the relevant facts and circumstances of each acquisition and the business reason for issuing contingent consideration, the Company accounts for the issuance of common stock held in escrow as either additional purchase consideration or compensation to the owners of the applicable eye care practices or other companies utilizing the provisions of Emerging Issues Task Force Issue No. 95-8 (EITF 95-8) . Under EITF 95-8, the factors to be considered in making the aforementioned accounting determination include, but are not limited to, terms of continuing employment, components of the shareholder group, reasons for contingent payment provisions, formulas for determining contingent consideration and other agreements and issues.

COMMON STOCK TO BE ISSUED

Common stock to be issued represents stock to be issued in connection with certain of the 1996 Acquisitions consummated on December 1, 1996. The stock was issued in January 1997.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), which is effective for fiscal years beginning after December 15, 1995. Under SFAS 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB 25, and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted.

The Company accounts for any stock-based compensation arrangements not specifically addressed by APB 25 under the fair value provisions of SFAS 123, including options granted to nonemployees and professionals employed by the Managed Professional Associations. The amounts for 1995 and 1996 are immaterial. The pro forma disclosures required by SFAS 123 are provided for all stock-based compensation which are accounted for under APB 25.

INCOME TAXES

The Company has applied the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), which requires an asset and liability approach for financial accounting and reporting. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and lives that will be in effect when the differences are expected to reverse.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified in order to conform with the 1997 presentation.

4. BUSINESS COMBINATIONS

BBG-COA, Inc. Acquisition

During November 1997, the Company acquired all of the outstanding stock of BBG-COA, Inc. and all related subsidiaries and affiliated companies (Block Vision) from Block Vision

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

4. BUSINESS COMBINATIONS (CONTINUED)

stockholders. Block Vision provides billing and collection services to suppliers of optical products through its buying group division and provides vision benefit management services to health management organizations, preferred provider organizations and other managed care entities through its managed care division. The purchase price for Block Vision included 458,365 shares of the Company's common stock valued at approximately $6,050,000, cash of approximately $25,651,000 and the assumption of approximately $3,243,000 in long-term debt. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of the assets acquired and liabilities assumed, subject to the final determination of certain items in connection with the acquisition. The excess of the purchase price over the fair values of the net assets amounted to approximately $34 million and is being amortized on a straight-line method over 25 years. The operating results of Block Vision are included in the Company's consolidated financial statements since November 1, 1997. In connection with the Block Vision acquisition, the Company holds in escrow approximately 220,000 shares of Common Stock. Such shares held in escrow will be due the owners of Block Vision if certain financial goals are met during the twelve-month period ending December 31, 1998. Such financial goals were established to resolve certain differences between the Company and the owners of Block Vision regarding the purchase price valuations of Block Vision. Any shares of Common Stock held in escrow which are ultimately issued by the Company if such financial goals are met will be valued at $13.20 per share and will be treated as an increase in the purchase price of the net assets acquired from Block Vision. Based upon information to date, management of the Company believes that the ultimate issuance of any such shares held in escrow will not have a material adverse effect on the results of operations, financial condition or liquidity of the Company.

Acquisition from LaserSight, Incorporated

During December 1997, the Company acquired all of the outstanding stock of MEC Health Care, Inc. (MEC) and LSI Acquisition, Inc. (LSIA) from LaserSight, Incorporated. MEC provides vision benefit management services to health maintenance organizations, preferred provider organizations and other managed care entities. LSIA provides practice management services to an ophthalmology practice in New Jersey. The purchase price for MEC and LSIA included 812,500 shares of the Company's common stock valued at $6,500,000 and cash of $6,500,000. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of the assets acquired and liabilities assumed, subject to the final determination of certain items in connection with the acquisition. The excess of the purchase

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

4. BUSINESS COMBINATIONS (CONTINUED)

price over the fair values of the net assets amounted to approximately $13 million and is being amortized on a straight-line method over 25 years. The operating results of MEC and LSIA are included in the Company's consolidated financial statements since December 1, 1997.

The following unaudited pro forma results of operations for the years ended December 31 assume the acquisitions described above and the affiliations with Managed Professional Associations described in Note 2 had occurred at the beginning of the year prior to their acquisition, and do not purport to be indicative of the results that actually would have occurred if the acquisitions and affiliations had been made as of those dates or of results which may occur in the future.

                                                                        YEAR ENDED DECEMBER 31
                                                                   1995             1996             1997
                                                          -----------------------------------------------------

     Pro forma information (unaudited):
       Total revenues                                          $18,983,000      $130,469,000      $138,679,000
                                                          =====================================================

       Income (loss) before extraordinary charge               $   836,000      $ (2,915,000)     $    371,000
                                                          =====================================================

       Net income (loss)                                       $   836,000      $ (2,915,000)     $     47,000
                                                          =====================================================

       Basic and diluted net income (loss) per common
          share                                                $      0.19      $      (0.45)     $       0.01
                                                          =====================================================

5. FIXED ASSETS

Fixed assets consist of the following:

                                                                                   DECEMBER 31
                                   DESCRIPTION                                   1996             1997
         --------------------------------------------------------------------------------------------------
           Office furniture and equipment                                    $1,828,855       $5,488,266
           Leased equipment                                                     119,825        1,179,376
           Leasehold improvements                                               169,335          724,693
                                                                       ------------------------------------
                                                                              2,118,015        7,392,335
           Less accumulated depreciation and amortization                      (176,756)        (888,616)
                                                                       ------------------------------------
                                                                             $1,941,259       $6,503,719
                                                                       ====================================

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

5. FIXED ASSETS (CONTINUED)

Depreciation and amortization of fixed assets totaled approximately $18,000, $97,000 and $706,000 in 1995, 1996 and 1997, respectively. Amortization expense related to capital leases is included in depreciation and amortization in the consolidated statements of operations.

6. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                              DECEMBER 31
                                                                                                         1996              1997
                                                                                                 -----------------------------------
Unsecured notes payable to a stockholder, interest and principal due on January
1, 1998, with interest at 8.5% per annum. The notes were repaid in 1997.                            $   700,000        $     -


Notes payable under $300,000 line of credit, due on demand, bearing interest at prime plus 1% (9.25% at December 31, 1996). Interest due monthly. The notes were
collateralized by accounts receivable and were repaid in 1997.                                          252,124              -

Unsecured note payable to a stockholder, due on demand, with interest at 9% per
annum. Interest due monthly. The note was repaid in 1997.                                               293,262              -

Unsecured note payable to a stockholder with interest at 8% per annum. Interest
and principal due upon completion of an initial public offering. The note was repaid in 1997.         3,000,000              -

Unsecured notes payable to stockholders, interest at 8%. Principal and interest due the earlier of 15 business days after closing of an initial public offering
or March 1, 1998. The notes were repaid in 1997.                                                      1,924,959              -


10% senior subordinated note, interest due semiannually at an effective rate of
13.5%. The note is unsecured and matures on the earlier of a first liquidity
event (initial public offering) or December 19, 1999. The note was repaid in 1997.                    1,125,000              -


                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

6. LONG-TERM DEBT (CONTINUED)

                                                                                            DECEMBER 31
                                                                                      1996              1997
                                                                                ------------------------------------
Note payable under a $37 million credit facility, due on the earlier of May 4,
1998 or upon completion of an offering, bearing interest at a rate equal to the three-month London Interbank Offered Rate plus 4.0% (9.8% at December 31, 1997).
The note is collateralized by substantially all assets of the Company. The note was refinanced with a bank in 1998 (Note 12)

                                                                                              -       24,422,807


Notes payable due in monthly installments through 2001, with interest rates ranging from 8% to 10% per annum. The notes are collateralized by
certain equipment.                                                                       323,878         261,635
                                                                                ------------------------------------
                                                                                       7,619,223      24,684,442
Less current portion                                                                     (48,249)       (104,371)
                                                                                ------------------------------------
                                                                                      $7,570,974     $24,580,071
                                                                                ====================================

As of December 31, 1997, the aggregate principal maturities of long-term debt, giving effect to the refinancing on January 30, 1998 (Note 12), are as follows:

           1998                                                                             $     104,371
           1999                                                                                    84,771
           2000                                                                                 2,487,947
           2001                                                                                 2,469,108
           2002                                                                                 2,442,281
           Thereafter                                                                          17,095,964
                                                                                         ----------------
                                                                                              $24,684,442
                                                                                         ================

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

7. CAPITAL LEASE OBLIGATIONS

The Company leases equipment under noncancelable capital leases (with an initial or remaining term in excess of one year). Future minimum lease commitments are as follows:

           Year ending December 31:
              1998                                                                           $   570,855
              1999                                                                               525,871
              2000                                                                               270,694
              2001                                                                                 6,830
              2002                                                                                     -
                                                                                           ---------------
           Total minimum lease payments                                                        1,374,250
           Less amount representing interest                                                     175,316
                                                                                           ---------------
           Present value of minimum lease payments (including current portion of
              $566,084)                                                                       $1,198,934
                                                                                           ===============


8. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases its headquarters, store locations and certain office equipment under noncancelable operating lease arrangements which expire at various dates, most with options for renewal. Certain locations are leased from stockholders of the Managed Professional Associations. As of December 31, 1997, future minimum lease payments under noncancelable operating leases with original terms of more than one year are as follows:

           1998                                                                               $  2,018,000
           1999                                                                                  1,824,000
           2000                                                                                  1,650,000
           2001                                                                                  1,535,000
           2002                                                                                  1,416,000
           Thereafter                                                                            7,592,000
                                                                                             ---------------
           Total                                                                               $16,035,000
                                                                                             ===============

Rent expense in 1995, 1996 and 1997 was approximately $76,000, $280,000 and $2,442,000, respectively. Rent expense related to locations leased from stockholders of the Managed Professional Associations was approximately $53,000 and $1,284,000 during 1996 and 1997, respectively.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Malpractice

The Company and the Managed Professional Associations are insured with respect to medical malpractice risks primarily on a claims-made basis. Management is not aware of any reported claims pending against the Company or a Managed Professional Association.

Losses resulting from unreported claims cannot be estimated by management and, therefore, are not included in the accompanying consolidated financial statements.

Other

Laws and regulations governing the Medicare, Medicaid and other programs are complex and subject to interpretation. In the opinion of management, the Company and its Managed Professional Associations are in compliance with all applicable laws and regulations. The Company is not aware of any pending or threatened investigations involving allegations of potential wrongdoing at the Company or any of its Managed Professional Associations. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other programs.

9. INCOME TAXES

The Company did not have a current or deferred tax provision or benefit for the years ended December 31, 1995, 1996 and 1997 due to its net losses.

At December 31, 1996 and 1997, the Company had temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts measured by income tax reporting purposes. The Company also has net operating loss (NOL) carryforwards available to

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)

offset future taxable income. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                              DEFERRED TAX
                                                                            ASSET (LIABILITY)
                                                                        ------------------------------
                                                                               DECEMBER 31
                  TEMPORARY DIFFERENCES/CARRYFORWARDS                     1996             1997
         ----------------------------------------------------------------------------------------------
         Net operating losses                                            $1,736,000       $ 1,586,000
         Accrual to cash conversions                                        470,000                 -
         Book: tax differences in leases                                          -           228,000
         Other                                                              220,000           149,000
         Valuation allowance                                               (958,000)          (81,000)
                                                                        ------------------------------
                Total deferred tax assets                                 1,468,000         1,882,000
                                                                        ------------------------------
         Identifiable intangible assets not deductible
            for tax purposes                                             (1,190,000)       (5,705,000)
         Accrual to cash conversions                                              -           (37,000)
         Difference in book: tax amortization                                     -           (98,000)
         Other deferred tax liabilities                                    (278,000)         (271,000)
                                                                        -------------------------------
                Total deferred tax liabilities                            1,468,000         6,111,000
                                                                        -------------------------------
         Net deferred taxes                                              $        -       $(4,229,000)
                                                                        ===============================

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $81,000 valuation allowance at December 31, 1997 is necessary to reduce the deferred tax asset to the amount that will more likely than not be realized. The decrease in the valuation allowance for 1997 is $877,000.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)

Income taxes are different from the amount computed by applying the United States statutory rate to income before income taxes for the following reasons:

                                                                 YEAR ENDED DECEMBER 31
                                                  1995                    1996                   1997
                                                -----------------------------------------------------------

Income tax benefit at the statutory rate        $(416,987)             $(2,080,676)              $(171,077)
Permanent differences                              78,078                    7,888                 101,139
Effect of purchase price allocation                     -                        -                 877,000

S-Corporation (income) loss                       248,185                  924,203                       -
State taxes, net of federal benefit                (9,686)                (122,628)                 (7,467)

Other                                                                                               77,405
Change in valuation allowance                     100,410                1,271,213                (877,000)
                                                 ----------------------------------------------------------
Income taxes                                     $      -               $        -               $       -
                                                 ==========================================================

The Company has net operating loss carryforwards of approximately $4,215,000 at December 31, 1997 that expire in various amounts from 2009 to 2012. These net operating loss carryforwards will be subject to the "ownership change" rules of
Section 382 of the Internal Revenue Code of 1986 and as a result the future use of these losses may be limited.

10. STOCKHOLDERS' EQUITY

Public Offerings

During 1997, the Company completed its initial public offering and a second offering (collectively referred to as the Offerings) of 2,100,000 and 2,300,000 shares of Common Stock, respectively. The Offerings resulted in gross proceeds of $42,850,000 and net proceeds to the Company, net of underwriters' discounts and other offering expenses, of approximately $37,623,000. The net proceeds of the offerings were used to repay outstanding indebtedness, finance the Block Vision acquisition and for other general corporate uses. In connection with the early extinguishment of certain indebtedness repaid from the net proceeds of the initial public offering, the Company incurred an extraordinary charge of $323,346 during the year ended December 31, 1997.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

10. STOCKHOLDERS' EQUITY (CONTINUED)

Stock Option Plans

In July 1996, the Board of Directors adopted, and the stockholders of the Company approved, two stock option plans: the Stock Incentive Plan (the Incentive Plan) and the Affiliated Professionals Stock Plan (the Professionals Plan and together with the Incentive Plan, the Plans). The purpose of the Plans is to provide directors, officers, key employees, advisors and professionals employed by the Managed Professional Associations with additional incentives, an increase in their proprietary interest in the Company or tying a portion of their compensation to increases in the price of the Company's common stock. The aggregate number of shares of common stock reserved for issuance related to the Incentive Plan and the Professionals Plan is 1,000,000 shares and 600,000 shares, respectively. Compensation expense under SFAS No. 123 for the options issued to nonemployees was immaterial for the year ended December 31, 1996 and approximately $125,000 for the year ended December 31, 1997. The options vest over three to four-year periods.

Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997, respectively: risk-free interest rates of 6.00% and 6.06%; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock based on industry trends of .645 and .605; and a weighted-average expected life of the options of 3 years. In addition, for pro forma purposes, the estimated fair value of the options is amortized to expense over the options' vesting period. Based on these assumptions, the pro forma net loss and basic and diluted net loss per common share for the year ended December 31, 1996 and 1997 would be approximately $(6,235,000) and $(2.17) and $(992,000) and $(0.14), respectively.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

10. STOCKHOLDERS' EQUITY (CONTINUED)

A summary of the Company's stock option activity and related information is as follows:

                                                                  YEAR ENDED DECEMBER 31
                                                         1996                               1997
                                          -----------------------------------------------------------------------
                                                                WEIGHTED                           WEIGHTED
                                                            AVERAGE EXERCISE                   AVERAGE EXERCISE
                                               OPTIONS            PRICE           OPTIONS            PRICE
                                          -----------------------------------------------------------------------

   Outstanding -- beginning of the year                -               -           562,000          $  4.48

      Granted                                    562,000           $4.48           381,465          $ 10.33
      Exercised                                                                       (888)         $  3.11
      Forfeited                                                                     (1,778)         $  3.11
                                          -----------------------------------------------------------------------
   Outstanding -- end of year                    562,000           $4.48           940,779          $  6.90
                                          =======================================================================

   Exercisable at end of year                          -            -              107,999          $  3.21
                                          =======================================================================

   Weighted-average fair value of options
      granted during the year                      $1.91                             $4.90
                                          ===================                ===================

Exercise prices for options outstanding as of December 31, 1997 ranged from $3.11 to $13.20. The weighted-average remaining contractual life of those options is approximately 9 years.

Stock Compensation

In May 1996, the Company granted 144,705 shares of common stock to a consultant as compensation for prior service (the Grant). In October 1996, the Company entered into advisory and services agreements (the Agreements) with the consultant and its chief medical officer whereby they would be entitled to 233,760 shares of common stock as compensation over the term of the Agreements. The Company recorded issuance of the common stock at its fair value on the dates of the Agreements and Grant. The expense is recognized in 1996 for the Grant and over the related terms for the Agreements. For the year ended December 31, 1996, the Company

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

10. STOCKHOLDERS' EQUITY (CONTINUED)

recognized expense of approximately $401,000 and $132,000, related to the Grant and Agreements, respectively. For the year ended December 31, 1997, the Company amortized approximately $108,000 of deferred compensation under the Agreements. Such amount was capitalized and included in acquisition costs.

Warrants

From time to time, the Company has issued detachable stock purchase warrants ("warrants"). Each warrant enables the holder to purchase one share of the Company's Common Stock. The warrants generally are issued in connection with debt financings or as advisory fees. Certain of the warrants are sold and others are issued for no consideration. Warrants issued for no consideration are recorded at their fair value at the time of issuance. Fair value is determined by the Company in consultation with its investment bankers based on certain facts and circumstances at the time of issuance. A summary of warrants outstanding at December 31, 1997 is as follows:

        -----------------------------------------------------------------------------------------------------
                                                                                             EXERCISE
            NUMBER OF                                                                          PRICE
             WARRANTS              GRANT DATE                   EXPIRATION DATE              PER SHARE
        -----------------------------------------------------------------------------------------------------

          200,000         December 1996                   December 2003                         $  6.00
          333,333         February 1997                   December 2003                         $  6.00
          210,000         August 1997                     August 2002                            $10.00
           35,000         October 1997                    October 2002                       $13.25-$13.63
           50,000         November 1997                   November 2002                          $11.50
          100,722         November-December 1997          November-December 2002             $8.25-$12.38
        -----------------------------------------------------------------------------------------------------

Other

On June 6, 1997, the Company's Board of Directors approved a l-for-1.5 reverse stock split pursuant to the Company's initial public offering of common stock. All share and per share amounts in the accompanying consolidated financial statements have been restated to retroactively reflect the reverse split.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

11. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share for loss from continuing operations:

                                                                        YEAR ENDED DECEMBER 31
                                                               1995              1996             1997
                                                         -----------------------------------------------------
    Numerator for basic and diluted loss per share-loss
       available to common stockholders                  $(1,226,436)        $(6,119,637)      $  (198,565)

    Denominator for basic and diluted loss per
       share-weighted-average shares                       2,324,876           2,867,731         6,865,865
                                                         -----------------------------------------------------
    Basic and diluted loss per share                     $     (0.53)        $     (2.13)      $     (0.03)
                                                         =====================================================

Options and warrants to purchase approximately 1,870,000 shares of common stock were outstanding at December 31, 1997, but were not included in the computation of diluted loss per share because the effect would be antidilutive. The Company has issued contingent stock consideration which would entitle the stockholders of Block Vision and certain Managed Professional Associations to receive approximately 416,000 of additional shares of Common Stock. The additional shares were not included in the computation of basic and diluted loss per share for 1997 since certain financial goals were not attained as of December 31, 1997 and the inclusion of the shares would be antidilutive.

12. SUBSEQUENT EVENTS

On January 30, 1998, the Company entered into a $50 million credit facility with a bank. The interest rate on the credit facility is, at the option of the Company, either (i) the London InterBank Offered Rate plus an applicable margin rate, (ii) the greater of (a) the Agent's prime commercial rate or (b) the "federal funds" rate plus 0.5%, or (iii) a fixed rate loan as determined by the Agent at each time of borrowing. The loan will be due on January 30, 2003. Principal repayments will commence March 31, 2000. The loan will be collateralized by substantially all assets of the Company. The credit facility contains negative and affirmative covenants and agreements which place restrictions on the Company regarding disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as requiring the maintenance of certain financial ratios.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

12. SUBSEQUENT EVENTS (CONTINUED)

Through March 11, 1998, the Company acquired two eye care practices and one managed care company and has also entered into binding letters of intent to acquire seven eye care practices and two optical companies. The fair value of the net assets and business management agreements associated with these entities is expected to approximate $31.7 million (subject to certain adjustments), and will be paid through the issuance of approximately 1,993,000 shares of the Company's common stock, assumption of $1.6 million of debt and approximately $10.7 million in cash from the Company's $50 million credit facility.

On March 10, 1998, the Company repurchased approximately 168,000 shares of its Common Stock from LaserSight, Incorporated for approximately $1,548,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Directors and Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Shareholders, which will be filed with the Commission on or before April 30, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Shareholders, which will be filed with the Commission on or before April 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Security
Ownership of Management and Others" in the Company's definitive Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Shareholders, which will be filed with the Commission on or before April 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information under the headings "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's definitive Proxy Statement to be used in connection with the Company's 1998 Annual Meeting of Shareholders, which will be filed with the Commission on or before April 30, 1998.

                                    PART IV
ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
                  FORM 8-K

      (a)  1.     The following Financial Statements of the Registrant are included in Part II, Item 8, Page:____

                  Report of Independent Certified Public Accountants..................................................17
                  Consolidated Balance Sheets - December 31, 1996 and 1997............................................18
                  Consolidated Statements of Operations - Years Ended December 31, 1995, 1996
                    and 1997..........................................................................................19
                  Consolidated Statements of Stockholders' Equity/(Deficiency) - Years Ended December 31,
                    1995, 1996 and 1997...............................................................................20
                     20
                  Consolidated Statements of Cash Flows - Years Ended December 31, 1995, 1996
                    and 1997..........................................................................................21
                  Notes to Consolidated Financial Statements..........................................................22

           2.     Financial Statement Schedules of the Registrant:


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have audited the consolidated financial statements of Vision Twenty-One, Inc. and Subsidiaries as of December 31, 1996 and 1997, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated March 11, 1998 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a)(2) of the Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 Tampa, Florida
 March 11, 1998                                       /s/  Ernst & Young



             SCHEDULE -- VALUATION AND QUALIFYING ACCOUNTS

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES




                                                                 ADDITIONS
                                                         -------------------------
                                          BALANCE AT     CHARGED TO     CHARGED TO                  BALANCE AT END
                                         BEGINNING OF     COSTS AND       OTHER      DEDUCTIONS -        OF
              DESCRIPTION                   PERIOD        EXPENSES       ACCOUNTS      DESCRIBE        PERIOD
--------------------------------------------------------------------------------------------------------------------
For the year ended December 31, 1995:
 Deducted from asset accounts:
     Allowance for doubtful accounts    $     -         $    -          $      -        $   -       $      -
                                        ============================================================================

For the year ended December 31, 1996:
 Deducted from asset accounts:
     Allowance for doubtful accounts    $     -         $    -          $685,000(1)     $   -         $685,000
                                        ============================================================================

For the year ended December 31, 1997:
 Deducted from asset accounts:
     Allowance for doubtful accounts    $685,000        $ 254,000       $2,532,000(2)   $   -       $3,471,000
                                        ============================================================================

(1) Amount represents allowance for doubtful accounts acquired in connection with the December 1, 1996 acquisition of substantially all of the assets and certain liabilities in 10 ophthalmology and optometry practices.

(2) Amount represents allowance for doubtful accounts acquired in connection with the 1997 purchases of substantially all of the assets and certain liabilities of 11 ophthalmology and optometry practices, 3 managed care companies, a medical consulting company, and an ambulatory surgical center.




         All other financial statement schedules are omitted because of the absence of the conditions under which they are required.

              3.  Exhibits:  See Exhibit Index.

     (b)          Reports on Form 8-K:  During the last quarter of the year ended December 31, 1997, the Company filed a Form 8-K on October 2, 1997 related to the Company's acquisitions of Florida Eye Center and Retina Associates Southwest and filed a Form
                  8-K/A on December 1, 1997 to provide the financial statements of the foregoing businesses acquired by the Company and the required pro forma financial information which had been previously omitted from the 8-K filed on October 2, 1997

     (c)          Exhibits:  See Exhibit Index.

     (d)          Financial Statements Schedules:  Report of the Independent Auditors' (Included
                  with the Independent Auditors Report on the Financial Statements of the Company at
                  Page 17)

                                     38

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Largo, State of Florida on March 30, 1998.

                          VISION TWENTY-ONE, INC.


                          By:   /S/ THEODORE N.GILLETTE
                            ---------------------------
                                    THEODORE N. GILLETTE, Chief Executive
                                    Officer  (Principal Executive Officer)


                          By:   /S/ RICHARD T. WELCH
                            ------------------------
                                    RICHARD T. WELCH, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 30, 1998

SIGNATURE                   TITLE
---------                   -----

/S/ THEODORE N. GILLETTE
------------------------
    THEODORE N. GILLETTE  Chief Executive Officer, President and
                            Chairman of the Board (Principal Executive Officer)

/S/ RICHARD T. WELCH
--------------------
    RICHARD T. WELCH     Chief Financial Officer, Treasurer and Director
                            (Principal Financial and Accounting Officer)

/S/ RICHARD L. SANCHEZ
----------------------
    RICHARD L. SANCHEZ   Chief Development Officer, Secretary and Director


/S/ RICHARD L. LINDSTROM
------------------------
    RICHARD L. LINDSTROM    Chief Medical Officer and Director


/S/ BRUCE S. MALLER
-------------------
    BRUCE S. MALLER          Director


/S/ PETER J. FONTAINE
---------------------
    PETER J. FONTAINE        Director


/S/ HERBERT U. PEGUES, II
-------------------------
    HERBERT U. PEGUES, II   Director


/S/ JEFFREY I. KATZ
-------------------
    JEFFREY I. KATZ          Director

                                 1997 FORM 10-K
                            VISION TWENTY-ONE, INC.

                                  EXHIBIT INDEX

EXHIBIT #         EXHIBIT DESCRIPTION
---------         -------------------
2.1*              Agreement and Plan of Reorganization effective as of September
                  1, 1997 among Florida Eye Center, Sever & Ramseur, M.D., P.A.,
                  Raymond J. Sever, M.D. and Henry M. Ramseur, M.D., and the
                  Registrant. [5]
2.2*              Asset Purchase Agreement effective as of September 1, 1997 among Thomas J. Pusateri, M.D., P.A., Thomas J. Pusateri,
                  M.D., and the Registrant. [5]
2.3*              Asset Purchase Agreement effective as of September 1, 1997 among Leonard E. Cortelli, M.D., P.A., Leonard E. Cortelli,
                  M.D., and the Registrant. [5]
2.4*              Optical Asset Purchase Agreement effective as of September 1,
                  1997 among Center Optical, Inc., Sever, Pusateri & Cortelli,
                  M.D., P.A., Henry M. Ramseur, M.D., Raymond J. Sever, M.D.,
                  and the Registrant. [5]
2.5*              Managed Care Organization Asset Purchase Agreement effective as of September 1, 1997, among Managed Health Services, Inc.,
                  Leonard E. Cortelli, M.D., Thomas J. Pusateri, M.D., Henry M.
                  Ramseur, M.D., Raymond J. Sever, M.D., the Registrant and
                  Vision 21 Management Services, Inc. [5]
2.6*              Agreement and Plan of Reorganization effective as of September
                  1, 1997, among Retina Associates Southwest, P.C., Denis
                  Carroll, M.D., Leonard Joffe, M.D., Reid Schindler, M.D., and
                  the Registrant. [5]
2.7*              Agreement and Plan of Reorganization dated May 1, 1997 by and among Cochise Eye & Laser, P.C., Jeffrey S. Felter, M.D.,
                  Thomas Rodcay, M.D., Vision 21 of Sierra Vista, Inc. and
                  Vision Twenty-One, Inc. [9]
2.8*              Asset Purchase Agreement dated June 1, 1997 among
                  Swagel-Wootton Eye Center, Ltd., Wendy Wootton, M.D., James C.
                  Wootton, M.D., Lorin Swagel, M.D., Daniel T. McGehee, O.D. and
                  Vision Twenty-One, Inc. [9]
2.9*              Optical Asset Purchase Agreement dated June 1, 1997 among
                  Aztec Optical Limited Partnership, Swagel-Wootton Eye Center,
                  Ltd., Wendy Wootton, M.D., James C. Wootton, M.D., Lorin
                  Swagel, M.D., Daniel T. McGehee, O.D. and Vision Twenty-One,
                  Inc. [9]
2.10*             Stock Purchase Agreement dated as of October 31, 1997 by and among Vision Twenty-One, Inc., BBG-COA, Inc., MarketCorp
                  Venture Associates, L.P., New York State Business Venture
                  Partnership, Chase Venture Capital Associates, Michael P.
                  Block, Saree Block and James T. Roberto. [8]
2.11*             Stock Purchase Agreement effective December 1, 1997 among
                  Vision Twenty-One, Inc., MEC Health Care, Inc., LSI
                  Acquisition, Inc. and LaserSight Incorporated. [10] (Schedules
                  (or similar attachments) have been omitted and the Registrant agrees to furnish supplementally a copy of any omitted
                  schedule to the Securities and Exchange Commission upon
                  request.)
3.1*              Amended and Restated Articles of Incorporation of Vision
                  Twenty-One, Inc. [1]
3.2*              Bylaws of Vision Twenty-One, Inc. [1]
4.1*              Specimen of Vision Twenty-One, Inc. Common Stock Certificate.
                  [1]

4.2*              Promissory Note dated June 1996 from Vision Twenty-One, Inc.
                  to Peter Fontaine. [1]
4.3*              Promissory Note dated November 1996 from Vision Twenty-One,
                  Inc. to Peter Fontaine. [1]
4.4*              Promissory Note dated December 1996 from Vision Twenty-One,
                  Inc. to Peter Fontaine. [1]
4.5*              Note Purchase Agreement for 10% Senior Subordinated Notes Due
                  December 19, 1999 (Detachable Warrants Exchangeable Into
                  Common Stock) dated December 20, 1996, by and between Vision
                  Twenty-One, Inc. and certain purchasers.  [1]
4.6*              Amendment No. 1 dated April 18, 1997, to that certain Note
                  Purchase Agreement dated December 20, 1996, by and   between
                  Vision Twenty-One, Inc. and certain purchasers. [1]
4.7*              Note Purchase Agreement for 10% Senior Subordinated Series
                  1997 Notes Due December 19, 1999 (Detachable Warrants
                  Exchangeable Into Common Stock) dated February 28, 1997
                  between Vision Twenty-One, Inc. and Piper Jaffray Healthcare
                  Fund II Limited Partnership. [1]
4.8*              Amended and Restated Note and Warrant Purchase Agreement dated
                  June 1997 and First Amendment to Amended and Restated Note and
                  Warrant Purchase Agreement dated August 1997 between Vision
                  Twenty-One, Inc. and Prudential Securities Group. [4]
4.9*              Credit facility commitment letter dated October 10, 1997
                  between Prudential Securities Credit Corporation and Vision
                  Twenty-One, Inc. [5]
4.10*             Note Purchase Agreement dated October 1997 between Vision
                  Twenty-One, Inc. and Prudential Securities Credit Corporation.
                  [9]
4.11*             Letter Amendment dated December 30, 1997 to the Note and
                  Warrant Purchase Agreement between Vision Twenty-One, Inc. and
                  Prudential Securities Credit Corporation. [10]
4.12*             Stock Distribution Agreement dated December 30, 1997 by and between Vision Twenty-One, Inc. and LaserSight Incorporated.
                  [10]
4.13*             Credit Agreement dated as of January 30, 1998 among Vision
                  Twenty-One, Inc. the Banks Party Hereto and Bank of Montreal
                  as Agent. [11] (The Company is not filing any instrument with respect to long-term debt that does not exceed 10% of the
                  total assets of the Company and the Company agrees to furnish a copy of such instrument to the Commission upon request.
10.1*             Employment Agreement dated October 1, 1996 between Vision
                  Twenty-One, Inc. and Theodore N. Gillette.[1]
10.2*             Employment Agreement dated October 1, 1996 between Vision
                  Twenty-One, Inc. and Richard Sanchez.[1]
10.3*             Employment Agreement dated September 1, 1996 between Vision
                  Twenty One, Inc. and Richard T. Welch.[1]
10.4*             Services Agreement dated September 9, 1996 between Vision
                  Twenty-One, Inc. and Dr. Richard L. Lindstrom, M.D.[1]
10.5*             Vision Twenty-One, Inc. 1996 Stock Incentive Plan.[1]
10.6*             Vision Twenty-One, Inc.  Affiliated Professionals Stock
                  Plan.[1]
10.7*             Agreement dated May 10, 1996 between Vision Twenty-One, Inc.
                  and Bruce S. Maller.[1]
10.8*             Advisory Agreement dated October 20, 1996 between Vision
                  Twenty-One, Inc. and Bruce S. Maller.[1]
10.9*             Services Agreement dated March 10, 1996 between Vision
                  Twenty-One, Inc. and The BSM Consulting Group.[1]

10.10*            Subscription Agreement dated June 4, 1996 between Vision
                  Twenty-One, Inc. and Peter Fontaine.[1]
10.11*            Promissory Note dated June 1996 from Vision Twenty-One, Inc.
                  to Peter Fontaine, filed as Exhibit 4.2 to this Report and incorporated herein by reference.
10.12*            Promissory Note dated November 1996 from Vision Twenty-One,
                  Inc. to Peter Fontaine, filed as Exhibit 4.3 to this Report and incorporated herein by reference.
10.13*            Promissory Note dated December 1996 from Vision Twenty-One,
                  Inc. to Peter Fontaine filed as Exhibit 4.4 to this Report and incorporated herein by reference.
10.14*            Note Purchase Agreement for 10% Senior Subordinated Notes Due
                  December 19, 1999 (Detachable Warrants Exchangeable Into
                  Common Stock), dated December 20, 1996, by and between Vision
                  Twenty-One, Inc. and certain purchasers filed as Exhibit 4.5 to this Report and incorporated herein by reference.[2]
10.15*            Amendment No. 1 dated April 18, 1997, to that certain Note
                  Purchase Agreement dated December 20, 1996, by and between
                  Vision Twenty-One, Inc. and certain purchasers filed as
                  Exhibit 4.6 to this Report and incorporated herein by
                  reference.[1]
10.16*            Note Purchase Agreement for 10% Senior Subordinated Series
                  1997 Notes Due December 19, 1999 (Detachable Warrants
                  Exchangeable Into Common Stock), by and between Vision
                  Twenty-One, Inc. and Piper Jaffray Healthcare Fund II Limited
                  Partnership, filed as Exhibit 4.7 to this Report and
                  incorporated herein by reference.[1]
10.17*            Amended and Restated Note and Warrant Purchase Agreement dated
                  June 1997 and First Amendment to Amended and Restated Note and
                  Warrant Purchase Agreement dated August 1997 between Vision
                  Twenty-One, Inc. and Prudential Securities Group, Inc. filed as Exhibit 4.8 to this Report and incorporated herein by
                  reference.[4]
10.18*            Form of Indemnification Agreement.[1]
10.19+*           Ancillary Provider Participation Agreement and Provider
                  Amendment among Humana Medical Plan, Inc., Humana Health Plan of Florida, Inc., Humana Health Insurance of Florida, Inc.,
                  Humana Insurance Company and Vision 21.[2]
10.20+*           Asset Purchase Agreement dated December 1, 1996, by and among
                  Gillette & Associates, #6965, P.A., Theodore N. Gillette,
                  O.D., Mark Sarno, O.D. and Mark Beiler, O.D. and Vision
                  Twenty-One, Inc.[2]
10.21*            Subordinated Promissory Note dated December 1, 1996, from
                  Vision Twenty-One, Inc. to Gillette & Associates, #6965,
                  P.A.[1]
10.22*            Business Management Agreement dated December 1, 1996, between
                  Vision Twenty-One, Inc. and Gillette & Associates, #6965,
                  P.A.[2]
10.23+*           Agreement and Plan of Reorganization dated December 1, 1996, by and among Eye Institute of Southern Arizona, P.C., Jeffrey
                  I. Katz, M.D. and Barry Kusman, M.D., Vision Twenty-One, Inc.
                  and Vision 21 of Southern Arizona, Inc.[3]
10.24*            Business Management Agreement dated December 1, 1996, between
                  Eye Institute of Southern Arizona, P.C. and ExcelCare, P.C.
                  (as assigned to Vision Twenty-One, Inc.)[1]
10.25+*           Asset Purchase Agreement dated December 1, 1996, by and among
                  Lindstrom, Samuelson & Hardten Ophthalmology Associates, P.A.,
                  Richard L. Lindstrom, M.D., Thomas W. Samuelson, M.D. and
                  David R. Hardten, M.D. and Vision Twenty-One, Inc.[9]

10.26*            Subordinated Promissory Note dated December 1, 1996, from
                  Vision Twenty-One, Inc. to Lindstrom, Samuelson & Hardten
                  Ophthalmology Associates, P.A.[1]
10.27*            Business Management Agreement dated December 1, 1996, between
                  Vision Twenty-One, Inc. and Lindstrom, Samuelson & Hardten
                  Ophthalmology Associates, P.A.[1]
10.42*            Stock Purchase Agreement dated May 1997, between David R.
                  Hardten, M.D., Robert B. Kennedy, O.D., Thomas A. Knox,
                  Gregory W. Kraupa, O.D., John W. Lahr, O.D., Richard L.
                  Lindstrom, M.D., Jack W. Moore, Thomas W. Samuelson, M.D., and
                  Bradley Dr. Richter, O.D. and Vision Twenty-One, Inc.[1]
10.43*            Regional Services Agreement dated May 1997, between Vision
                  Twenty-One, Inc. and Richard L. Lindstrom, M.D.[1]
10.47*            Form of Contract Provider agreement[2]
10.48+*           Joint Venture Agreement dated May 1, 1996 by and between For
                  Eyes Managed Care, Inc. and Vision 21 Managed Eye Care of
                  Tampa Bay, Inc.[3]
10.49*            Amendment to Agreement and Plan of Reorganization dated July
                  31, 1997 by and among Kuscat Investments, L.L.C., Ocusite-ASC,
                  Inc., Jeffrey I. Katz, M.D. and Barry Kusman, M.D., Vital
                  Site, P.C., Vision Twenty-One, Inc. Vision 21 of Southern
                  Arizona, Inc. and the escrow agent.[9]
10.50*            Employment Agreement dated October 31, 1997 between Vision
                  Twenty-One, Inc. and Michael P. Block.[9]
10.51*            Letter of Intent dated October 15, 1997 by and among Vision
                  Twenty-One, Inc., BBG-COA, Inc. MarketCorp Venture Associates,
                  L.P., New York State Business Venture Partnership, Chase
                  Venture Capital Associates, Michael P. Block, Saree Block and
                  James T. Roberto.[6]
10.52*            Credit facility commitment letter dated October 10, 1997
                  between Prudential Securities Credit Corporation and Vision
                  Twenty-One, Inc. filed as Exhibit 4.9 to this Report and
                  incorporated herein by reference.[6[
10.53*            Note Purchase Agreement dated October 1997 between Vision
                  Twenty-One, Inc. and Prudential Securities Credit Corporation,
                  filed as Exhibit 4.10 to this Report and incorporated herein by reference.[9]
10.54*            Stock Purchase Agreement effective October 31, 1997 by and among Vision Twenty-One, Inc., BBG-COA, Inc. Market Corp
                  Venture Associates, L.P., New York state Business Venture
                  Partnership, Chase Venture Capital Associates, Michael P.
                  Block, Saree Block and James T. Roberto, filed as Exhibit 2.10 to this Report and incorporated herein by reference.[7]
10.55*            Letter Agreement of October 2, 1997 by and between Prudential
                  Securities Incorporated as exclusive agent for obtaining $50.0 million credit facility, and Vision Twenty-One, Inc.[9]
10.56*            Letter Agreement of October 14, 1997 by and between Prudential
                  Securities Incorporated, as exclusive financial adviser in the
                  Block Acquisition, and Vision Twenty-One, Inc.[9]
10.57*            Letter Amendment dated December 30, 1997 to the Note and
                  Warrant Purchase Agreement between Vision Twenty-One, Inc. and
                  Prudential Securities Credit Corporation, filed as Exhibit
                  4.11 to this Report and incorporated herein by reference. [10]
10.58*            Stock Distribution Agreement Dated December 30, 1997 by and
                  between Vision Twenty-One, Inc. and LaserSight, Incorporated,
                  filed as Exhibit 4.12 to this Report and incorporated herein by reference. [10]

10.59*            Credit Agreement dated as of January 30, 1998 among Vision Twenty-One, Inc. the Banks
                  Party Hereto and Bank of Montreal as Agent filed as Exhibit 4.13 to this Report and incorporated herein by reference. [11]
21                List of the subsidiaries of Vision Twenty-One, Inc.
23                Consent of Ernst & Young, LLP, independent certified public accountants.
27                Financial Data Schedule (for SEC use only).
---------------------------------------

*Previously filed as an Exhibit in the Company filing identified in the footnote following the Exhibit Description and incorporated herein by reference.

     [1] Registration Statement on Form S-1 filed on June 13, 1997 (File No. 333-29213).
     [2] Amendment No. 1 to Registration Statement on Form S-1 filed on July 23, 1997.
     [3] Amendment No. 3 to Registration Statement on Form S-1 filed on August 14, 1997.
     [4] Amendment No. 4 to Registration Statement on Form S-1 filed on August 15, 1997.
     [5] Form 8-K filed September 30, 1997.
     [6] Registration Statement on Form S-1 filed on October 30, 1997
         (333-39031) [7] Amendment No. 1 to Registration Statement on Form S-1 filed on November 3, 1997 [8] Form 10-Q filed on November 14, 1997. [9] Amendment
         No. 2 to Registration Statement on Form S-1 filed November 19, 1997.
    [10] Form 8-K filed January 13, 1998
    [11] Form 8-K filed February 10, 1998

+ Certain information contained in this exhibit has been granted confidential treatment pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended, and such confidential information has been omitted herefrom.