Form 10-Q
period 1998-03-31
VISION TWENTY ONE INC
filed 1998-05-15
CIK 1020258

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________
Commission file number: 0-22977


                             VISION TWENTY-ONE, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

FLORIDA                                      59-3384581
----------------------------------------     -----------------------------------
(STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                NO.)

7209 BRYAN DAIRY ROAD
LARGO, FLORIDA                               33777
----------------------------------------     -----------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (813) 545-4300

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

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

The registrant had 14,180,657 Shares outstanding as of April 30, 1998.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             THREE-MONTH PERIODS ENDED
                                                                     MARCH 31,
                                                           -----------------------------
                                                               1997              1998
                                                           -----------       -----------
Revenues:
  LADS operations, net revenues .....................      $ 7,968,160       $21,219,734
  Managed care ......................................        3,046,811        13,007,310
  Buying group ......................................               --        13,725,148
                                                           -----------       -----------
                                                            11,014,971        47,952,192
                                                           -----------       -----------

Operating expenses:
  LADS operating expenses ...........................        6,793,394        16,968,842
  Medical claims ....................................        2,444,294         9,658,487
  Cost of buying group sales ........................               --        12,794,985
  Regional service centers ..........................               --           554,119
  Corporate expense .................................        1,459,432         3,553,708
  Depreciation and amortization .....................          300,956         1,351,763
  Merger costs ......................................               --           508,443
                                                           -----------       -----------
                                                            10,998,076        45,390,347
                                                           -----------       -----------

Income from operations ..............................           16,895         2,561,845
Interest expense ....................................          254,598           662,984
                                                           -----------       -----------
Income (loss) before income taxes ...................         (237,703)        1,898,861
Income taxes ........................................               --           712,000
                                                           -----------       -----------
Income (loss) before extraordinary charge ...........         (237,703)        1,186,861
Extraordinary charge - early extinguishment
  of debt, net of income taxes of $238,000  .........               --           397,190
                                                           -----------       -----------
Net income (loss) ...................................      $  (237,703)      $   789,671
                                                           -----------       -----------
Earnings (loss) per common share:
  Income (loss) before extraordinary charge .........      $     (0.04)      $      0.09
  Extraordinary charge ..............................               --             (0.03)
                                                           -----------       -----------
Net income (loss) per common share ..................      $     (0.04)      $      0.06
                                                           ===========       ===========

Earnings (loss) per common share - assuming dilution:
  Income (loss) before extraordinary charge .........      $     (0.04)      $      0.08
  Extraordinary charge ..............................               --             (0.02)
                                                           -----------       -----------
Net income (loss) per common share -
  assuming dilution .................................      $     (0.04)      $      0.06
                                                           ===========       ===========


    See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                    DECEMBER 31,       MARCH 31,
                                                                                                        1997              1998
                                                                                                    ------------      ------------
                                                            ASSETS
Current Assets:
  Cash and cash equivalents ...................................................................     $  4,048,358      $ 12,225,318
  Accounts receivable due from:
      Buying group members, net of allowance for doubtful accounts of $33,000 and
      $42,000 at December 31, 1997 and March 31, 1998, respectively ...........................        5,427,592         7,309,162
     Patients, net of allowances for uncollectible accounts and contractual adjustments of
        $3,446,000 and $4,456,000 at December 31, 1997 and March 31, 1998, respectively........        5,502,110         7,187,107
     Managed Professional Associations ........................................................        4,950,067         7,121,997
     Managed health benefits payors ...........................................................        1,276,790         1,590,785
     Other ....................................................................................          165,292            22,921
  Inventory ...................................................................................          936,242         1,535,632
  Prepaid expenses and other current assets ...................................................        2,016,036         2,829,038
                                                                                                    ------------      ------------
         Total current assets .................................................................       24,322,487        39,821,960
Fixed assets, net .............................................................................        8,626,964         9,648,918
Intangible assets, net of accumulated amortization of $1,131,501 and $1,953,383 at December 31,
  1997 and March 31,1998, respectively .......................................................        84,164,341        93,531,967
Cash surrender value of life insurance, net policy loans of $624,464 at December 31, 1997 and
  March 31,1998 ..............................................................................           205,596           205,596
Deferred tax assets ...........................................................................        1,882,000         1,882,000
Other assets ..................................................................................        1,155,359         1,651,551
                                                                                                    ------------      ------------
         Total assets .........................................................................     $120,356,747      $146,741,992
                                                                                                    ============      ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................................................     $  5,319,654      $  5,454,621
  Accrued expenses ............................................................................        2,708,741         4,720,243
  Medical claims payable ......................................................................        3,555,195         4,563,384
  Accrued compensation ........................................................................        1,381,497         2,465,217
  Accrued acquisition and offering costs ......................................................        1,045,905           363,009
  Due to Managed Professional Associations ....................................................        1,938,309         3,381,906
  Due to selling shareholders .................................................................        2,811,809         6,315,562
  Current portion of deferred leasehold incentive .............................................           23,046            23,046
  Current portion of long-term debt ...........................................................          104,371            96,175
  Current portion of obligations under capital leases .........................................          566,084           416,436
                                                                                                    ------------      ------------
         Total current liabilities ............................................................       19,454,611        27,799,599

Deferred rent payable .........................................................................          261,117           261,117
Obligations under capital leases ..............................................................          632,850           534,996
Long-term debt, less current portion ..........................................................       25,980,253        39,246,444
Deferred leasehold incentive ..................................................................          186,323           180,562
Deferred income taxes .........................................................................        6,111,000         6,111,000

Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000 shares authorized:  no shares issued ..........                --                --
  Common stock, $.001 par value; 50,000,000 shares authorized; 13,529,892 (December 31, 1997)
      and 14,105,909 (March 31, 1998) shares issued ...........................................           13,530            14,106
  Additional paid in capital ..................................................................       76,416,476        82,228,451
  Deferred compensation .......................................................................         (408,735)         (381,660)
  Notes receivable from stockholder ...........................................................         (175,484)         (172,984)
  Treasury stock at cost, 168,270 shares March 31, 1998  ......................................               --        (1,548,084)
  Accumulated deficit .........................................................................       (8,115,194)       (7,531,555)
                                                                                                    ------------      ------------
         Total stockholders' equity ...........................................................       67,730,593        72,608,274
                                                                                                    ------------      ------------
         Total liabilities and stockholders' equity ...........................................     $120,356,747      $146,741,992
                                                                                                    ============      ============

    See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    THREE-MONTH PERIODS ENDED
                                                                                            MARCH 31,
                                                                                  -----------------------------
                                                                                      1997              1998
                                                                                  -----------       -----------
OPERATING ACTIVITIES
Net income (loss) ..........................................................      $  (237,703)      $   789,671
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
   Extraordinary charge - early extinguishment of debt .....................               --           635,190
   Depreciation and amortization ...........................................          300,956         1,351,763
   Amortization of loan fees ...............................................               --            28,050
   Non-cash compensation expense ...........................................           19,650            40,083
   Amortization of deferred compensation ...................................           27,075                --
   Interest accretion ......................................................           15,284                --
   Changes in operating assets and liabilities, net of effects from business combinations:
     Accounts receivable, net ..............................................         (380,752)       (5,150,069)
     Inventory .............................................................         (211,718)           37,255
     Prepaid expenses and other current assets .............................          (98,571)         (300,191)
     Other assets ..........................................................          (51,970)         (139,095)
     Accounts payable ......................................................           (4,332)         (550,048)
     Accrued expenses ......................................................          377,675         2,574,013
     Accrued acquisition and offering costs ................................          (58,223)               --
     Accrued compensation ..................................................          267,465           623,890
     Medical claims payable ................................................         (367,899)        1,014,780
     Due to Managed Professional Associations ..............................          276,346         1,443,597
                                                                                  -----------       -----------
          Net cash provided by (used in) operating activities ..............         (126,717)        2,398,889

INVESTING ACTIVITIES
Purchases of furniture and equipment, net ..................................         (534,323)         (983,335)
Payments for acquisitions, net of cash acquired ............................               --        (2,486,177)
Payments for capitalized acquisition costs .................................       (1,449,129)       (1,715,910)
                                                                                  -----------       -----------
          Net cash used in investing activities ............................       (1,983,452)       (5,185,422)

FINANCING ACTIVITIES
Proceeds from long term debt ...............................................               --        39,222,073
Payments on long term debt .................................................         (780,454)      (25,850,700)
Net proceeds from credit facilities ........................................        1,657,331                --
Net proceeds from issuance of senior notes and warrants ....................        2,000,000                --
Payments for financing fees ................................................               --          (724,101)
Payments to acquire treasury stock .........................................               --        (1,548,084)
Sale of detachable stock purchase warrants and exercise of options .........               --           107,353
Decrease in notes receivable from stockholder ..............................               --             2,500
Capital distributions ......................................................               --          (245,548)
                                                                                  -----------       -----------
          Net cash provided by financing activities ........................        2,876,877        10,963,493
                                                                                  -----------       -----------

Increase in cash and cash equivalents ......................................          766,708         8,176,960
Cash and cash equivalents at beginning of period ...........................          251,832         4,048,358
                                                                                  -----------       -----------
Cash and cash equivalents at end of period .................................      $ 1,018,540       $12,225,318
                                                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest ...................................      $    75,043       $   914,301
                                                                                  ===========       ===========

    See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1998

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Operating results for the three-month period ended March 31, 1998 are not necessarily an indication of the results that may be expected for the year ending December 31, 1998.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation.


2.       EYECARE ONE CORP. AND VISION INSURANCE PLAN OF AMERICA, INC.  MERGER

         On March 31, 1998, the Company completed a merger with EyeCare One Corp. (EyeCare One) and Vision Insurance Plan of America, Inc. (VIPA). EyeCare One is an optical retailer, selling frames, lenses and contact lenses, with optometric services by licensed Doctors of Optometry in each of its 16 locations in the Milwaukee, Wisconsin area. VIPA provides subscriber group member enrollees with covered vision care services through EyeCare One and its provider network under a master provider agreement which began in 1997. The Company issued 1,109,806 shares of common stock for all of the outstanding common stock of EyeCare One and VIPA. The merger was accounted for as a pooling of interests and accordingly, the Company's financial statements have been restated to include the results of EyeCare One and VIPA for all periods presented.

Combined and separate results of the Company, EyeCare One and VIPA during the periods preceding the merger were as follows:

                     THREE-MONTH PERIOD ENDED MARCH 31, 1997

--------------------------------------------------------------------------------------
                             VISION         EYECARE ONE       VIPA          COMBINED
                           TWENTY-ONE
--------------------------------------------------------------------------------------
Revenue                    $7,718,345       $3,129,682      $166,944      $11,014,971
--------------------------------------------------------------------------------------
Extraordinary charge               --               --            --               --
--------------------------------------------------------------------------------------
Net income (loss)          $ (447,758)      $  196,715      $ 13,340      $  (237,703)
--------------------------------------------------------------------------------------

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)


                     THREE-MONTH PERIOD ENDED MARCH 31, 1998

------------------------------------------------------------------------------------
                             VISION        EYECARE ONE       VIPA          COMBINED
                          TWENTY-ONE
------------------------------------------------------------------------------------
Revenue                   $44,431,577      $3,305,219      $215,396      $47,952,192
------------------------------------------------------------------------------------
Extraordinary charge      $   397,190              --            --      $   397,190
------------------------------------------------------------------------------------
Net income                $   583,641      $  153,917      $ 52,113      $   789,671
------------------------------------------------------------------------------------


The Company recorded merger costs of $508,443 in the three-month period ended March 31, 1998, or approximately $0.03 per diluted common share. The merger costs include professional fees and nonrecurring costs associated with executing the merger of operations. Additional charges are expected to be recognized in subsequent reporting periods as the merger is implemented.


3.       RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which supersedes Statement of Financial Accounting Standards No. 14. SFAS 131 uses a management approach to report financial and descriptive information about a company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the company's management. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management is currently assessing the impact of this Standard.

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

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)


4.       EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share for income (loss) from continuing operations:

                                                    THREE-MONTH PERIODS ENDED MARCH 31,
                                                    -----------------------------------
                                                           1997              1998
                                                        ----------       -----------
Numerator:
  Numerator for basic and diluted earnings (loss)
   per share-income (loss) available to common
   stockholders ..................................      $ (237,703)      $ 1,186,861
Denominator:
  Denominator for basic earnings (loss) per share-
   weighted average shares .......................       6,170,597        13,840,902
                                                        ----------       -----------
Effect of dilutive securities:
   Stock options .................................              --           181,797
   Warrants ......................................              --           199,972
   Nonvested stock ...............................              --            90,678
                                                        ----------       -----------
Dilutive potential common shares .................              --           472,447
                                                        ----------       -----------
  Denominator for diluted earnings (loss) per
   share-adjusted weighted-average shares and
   assumed conversions ...........................       6,170,597        14,313,349
                                                        ==========       ===========
Basic earnings (loss) per common share ...........      $    (0.04)      $      0.09
                                                        ==========       ===========
Diluted earnings (loss) per common share .........      $    (0.04)      $      0.08
                                                        ==========       ===========

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company provides a wide range of management and administrative services to local area delivery systems ("LADS") established by the Company. LADS are developed to provide for integrated networks of optometrists, ophthalmologists, ASCs and retail optical centers which offer the full continuum of eye care services in local markets. The Company began operations in 1984, providing management services to seven optometrists practicing at eight clinic locations. The Company currently provides its services to 40 LADS located in 27 states through which 5,800 Affiliated Providers deliver eye care services. Of these Affiliated Providers, 152 are Managed Providers, consisting of 107 optometrists and 44 ophthalmologists practicing at 115 clinic locations and 9 ASCs. In addition, the Company has approximately 6,200 eye care professionals available for potential managed care business in future markets. The Company's Affiliated Providers, in conjunction with select national retail optical chains, deliver eye care services under the Company's 88 managed care contracts and 12 discount fee-for-service plans covering approximately 5.1 million exclusively contracted patient lives. Furthermore, the Company has established a nationwide eye care provider network of over 1,400 additional Contract Providers thereby positioning the Company to capture future managed care business in anticipated new local markets.

RECENT DEVELOPMENTS

         To date in 1998 and in addition to the other acquisitions finalized or pending and described below, the Company completed the acquisition of the business assets of 30 optometry clinics, 2 ophthalmology clinics and 22 optical dispensaries located in Texas, Arizona, New Jersey, Florida and Minnesota. Business assets consist of certain non-medical and non-optometric assets, including accounts receivable, leases, contracts, equipment and other tangible and intangible assets. Concurrently with these acquisitions, the Company entered into long-term Management Agreements with the related professional associations employing 33 optometrists and two ophthalmologists. These acquisitions were accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company closed the acquisition of all of the outstanding stock of The Complete Optical Laboratory, Ltd., Corp., located in New Jersey which services the New Jersey optometry clinics acquired by the Company and the Company closed the acquisition of substantially all of the business assets of a managed care company located in Florida servicing more than 82,700 patient lives. These acquisitions were accounted for under the purchase method of accounting. Such acquisitions are collectively referred to herein as the "1998 Acquisitions." In connection with these acquisitions, the Company provided aggregate consideration of approximately $22.3 million, consisting of 917,185 shares of Common Stock and approximately $12.9 million in cash and promissory notes in the aggregate principal amount of $21,000, subject to closing adjustments. In addition, the Company is required to provide additional contingent consideration consisting of 33,695 shares of Common Stock and up to $600,000, to be paid to certain sellers if certain post-acquisition performance targets are met.

         In March 1998, the Company completed a pooling of interests transaction with EyeCare One Corp. ("EyeCare One") and Vision Insurance Plan of America, Inc. ("VIPA"). EyeCare One was the parent company of Stein Optical which operates 16 optometric retail locations in Milwaukee, Wisconsin. VIPA holds a single service insurance license and delivers vision care benefits to approximately 19,000 patient lives in Wisconsin. These transactions were accounted for by the Company as a pooling of interests. The costs of approximately $508,000 incurred in connection with these transactions were charged to expense. In connection with these transactions, the Company issued 1,109,806 shares of Common Stock, subject to closing adjustments, valued at approximately $10.5 million.

         In addition to the Company's acquisitions, Block Vision has entered into three new managed care contracts with Vanderbilt Health Plans, Southeast Medical Alliance and Methodist Care which added an additional 63,000 exclusively contracted patient lives. With these additions, the Company now has approximately 5.1 million exclusively covered patient lives under contract. During fiscal 1998, the Company has initiated a new managed care contract for the provision of ophthalmology services to 250,000 existing vision care lives.

         The Company expects to continue to use its Common Stock as consideration for future acquisitions in conjunction with its expansion strategy, which will be a factor in the Company's future acquisitions, financial position and performance. The number of shares of Common Stock the Company is ultimately required to provide in connection with its acquisitions will be effected by the market price for its Common Stock and will effect the Company's future earnings per share. The Company from time to time reviews and will continue to review acquisition opportunities (some of which may be material to the Company) that will further broaden its LADS or geographic presence. The Company is currently engaged in preliminary discussions regarding various possible acquisitions, some of which could be material. However, the Company currently has no agreement, arrangement or understanding which at this time, based upon all factors considered is reasonably certain to close, with respect to any acquisitions that are, individually or in the aggregate, material to the Company. The Company's acquisition strategy places significant demands on the Company's resources and there can be no assurance the Company's management and operational systems and structure can be expanded to effectively support the Company's continued acquisition strategy.

HISTORICAL OVERVIEW

         The Company enters into Management Agreements with the Managed Professional Associations pursuant to which the Company is the sole provider of comprehensive management, business and administrative services for the non-professional aspects of the Professional Practices which obligate the Company to provide certain facilities, equipment, accounting services, purchasing, assistance in managed care, contract negotiations, management and clinical personnel, information systems, training, and billing and collection services. Each managed Provider maintains full authority, control and responsibility over the provision of professional care and services to its patients. The Company does not provide professional care to patients. Furthermore, the Company does not employ any of the ophthalmologists, optometrists or other Professional health care provider personnel of the Managed Professional Association. The

Managed Professional Association is responsible for, but not limited to: hiring, supervising and directing certain professional employees, adopting a peer review/quality assurance program and maintaining appropriate workers' compensation, professional and comprehensive general liability insurance. The Managed Professional Associations derive their revenues from fees received for the use of ASCs and sales of optical goods. The Managed Professional Associations currently receive revenues from a combination of sources, including capitation payments from managed care companies and government funded reimbursements (Medicare and Medicaid).

         The initial term of the Management Agreement is typically 40 years. Under substantially all of the Company's Management Agreements, management fees range from 24% to 37% of the Managed Professional Association's gross revenues after deducting from such revenues all expenses of the clinic other than those related to shareholders of the Managed Professional Associations. This type of arrangement is usually utilized in management relationships with ophthalmology practices. Additionally, the Company has Management Agreements with management fees ranging from 70% to 87% of gross revenues of a practice and the Company is required to pay generally all of the expenses at the clinic with the exception of professional salaries and benefits. Such arrangements are typically utilized in management relations with optometrists. The practice management fees earned by the Company pursuant to these Management Agreements fluctuate depending on variances in clinic revenues and expenses of the Managed Professional Association. Therefore, in connection with the Management Agreements, the amount of such fees will be significantly affected by the degree of success of operations of the Managed Professional Association and the Company's ability to successfully manage the practice.

         The Company recognizes as managed care revenue certain fixed payments received pursuant to its managed care contracts on a capitated or risk-sharing basis. The Company also recognizes fees received for the provision of certain financial and administrative services related to its indemnity fee-for-service plans. The Company manages risk of capitated managed care contracts by monitoring utilization of each Affiliated Provider and comparing their utilization to national averages, expected utilization at the time the contract was bid, utilization of other providers and historical utilization of the Affiliated Provider. Abnormal utilization of an Affiliated Provider results in a medical chart review by the Company and further counseling on appropriate clinical protocols. To further manage the risk of capitated managed care contracts, the Company, in certain instances, enters into agreements to pay Affiliated Providers a fixed per member per month fee for eye care services rendered on a pro rata share of managed care capitated payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers). The Company targets these payments at a range of 80% to 90% of total payments received pursuant to the Company's capitated managed care contracts. Pursuant to its capitated managed care contracts, the Company receives a fixed payment per member per month for a predetermined benefit level of eye care services, as negotiated between the Company and the payor. Profitability of the Company's capitated managed care contracts is directly related to the specific terms negotiated, utilization of eye care services by member patients and the effectiveness of administering the contracts. The Company receives a percentage of collected medical billings for administering indemnity fee-for-service plans for its Affiliated Providers. Although the terms and conditions of the Company's managed care contracts vary considerably, they are typically over a one-year term.

         Effective December 1, 1997, the Company acquired all of the issued and outstanding stock of LSI Acquisition, Inc. ("LSI") and MEC Health Care, Inc. ("MEC"), both of which were wholly-owned subsidiaries of LaserSight, Incorporated (the "LaserSight Acquisitions"). LSI has a twenty-five year service agreement with Northern New Jersey Eye Institute, an ophthalmology practice located in South Orange, New Jersey, with four locations including an ambulatory surgery center. The LSI acquisition allows the Company to further expand its LADS in the state of New Jersey. MEC is a managed care company located in Baltimore, Maryland. MEC operates an Administrative Service Center and holds eleven managed eye care contracts covering over 650,000 capitated optometry and ophthalmology lives which are serviced through a provider panel consisting of over 400 contracted eye care physicians, principally located in the greater Baltimore, Washington, D.C. and Virginia metropolitan areas. With the substantial increase in covered lives, the MEC acquisition continues the Company's strategy of capturing managed care business. The LaserSight Acquisitions were accounted for under the purchase method of accounting. The aggregate consideration paid by the Company for the LaserSight Acquisitions was approximately $13.0 million consisting of $6.5 million in cash and 820,085 shares of Company common stock, subject to certain post-closing adjustments. The cash portion of the consideration paid by the Company for the LaserSight Acquisitions was financed through a letter amendment to the Company's credit facility with Prudential Securities Credit Corporation. In addition, LaserSight, Incorporated and the Company entered into a Stock Distribution Agreement for the liquidation of the shares of Company common stock received by LaserSight, Incorporated by May 29, 1998 through, at the Company's option, the filing of a shelf registration statement, a private placement, a direct redemption by the Company, or other method acceptable to the Company and LaserSight, Incorporated. Under the Stock Distribution Agreement, LaserSight, Incorporated is entitled to receive a minimum of $6.5 million and a maximum of $7.475 million from the liquidation subject to certain post-closing adjustments and subsequent redemptions by the Company. On March 10, 1998 the Company redeemed 168,270 shares of its Common Stock from LaserSight Incorporated at $9.20 per share for an aggregate amount of $1,548,084.

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

         During 1997, the Company also completed the acquisition of the business assets of one optometry clinic, 19 ophthalmology clinics, nine optical dispensaries and five ASCs. Concurrently with these acquisitions, the Company entered into long-term Management Agreements with the related professional associations employing nine optometrists and 29 ophthalmologists. These acquisitions were accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company completed the acquisition of substantially all the business assets of a managed care company servicing two capitated managed care contracts covering over 134,000 patient lives. Such acquisitions (excluding the Block and LaserSight Acquisitions) are collectively referred to herein as the "1997 Acquisitions." In connection with the 1997 Acquisitions, the Company provided aggregate consideration of $20.1 million, consisting of 1,480,122 shares of Common Stock, $6.7 million in cash and $364,000 in promissory notes. Additionally, the Company is required to provide additional contingent consideration, consisting of approximately 174,021 shares of Common Stock and approximately $821,000 in cash, and approximately $467,000 in shares of Common Stock, to be paid to certain sellers if post-acquisition performance targets are met.

         The Company has made a substantial number of acquisitions beginning in December 1996 and continuing through to the present. Such acquisitions have made a significant impact on the Company's historical financial performance and will impact its future financial statements. See "- Liquidity and Capital Resources."

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total revenues, certain items in the Company's statement of operations for the periods indicated which give effect to the EyeCare One and VIPA Merger accounted for as a pooling of interests. As a result of the 1997 Acquisitions, the Block Acquisition, the LaserSight Acquisition, the 1998 Acquisitions and the Company's entering into capitated arrangements with its Contract Providers, the Company does not believe that the historical percentage relationships for the three months ended March 31, 1997 and 1998 reflect the Company's expected future operations.

                                              THREE-MONTH PERIODS ENDED
                                                      MARCH 31
                                                 ------------------
                                                  1997         1998
                                                 -----        -----
Revenues:
  LADS operations, net revenues ...........       72.3%        44.3%
  Managed care ............................       27.7         27.1
  Buying group ............................        0.0         28.6
                                                 -----        -----
         Total revenues ...................      100.0        100.0
                                                 -----        -----

Operating expenses:
  LADS operating expenses .................       61.8         35.4
  Medical claims ..........................       22.2         20.1
  Cost of buying group sales ..............        0.0         26.7
  Regional service centers ................        0.0          1.2
  Corporate expense .......................       13.2          7.4
  Depreciation and amortization ...........        2.7          2.8
  Merger costs ............................        0.0          1.1
                                                 -----        -----
         Total operating expenses .........       99.9         94.7
                                                 -----        -----

Income from operations ....................        0.1          5.3
Interest expense ..........................        2.3          1.3
                                                 -----        -----
Income (loss) before income taxes .........       (2.2)         4.0
Income taxes ..............................        0.0          1.5
                                                 -----        -----
Income (loss) before extraordinary charge .       (2.2)         2.5
Extraordinary charge - early extinguishment
  of debt, net of income taxes of $238,000         0.0         (0.9)
                                                 -----        -----
         Net income (loss) ................       (2.2)%        1.6%
                                                 =====        =====

Medical claims ratio ......................       80.2%        74.3%
                                                 =====        =====


Three-Month Period Ended March 31, 1998 Compared to Three-Month Period Ended March 31, 1997

         Revenues. Revenues increased 335.3% from $11.0 million for the three months ended March 31, 1997 to $48.0 million for the three months ended March 31, 1998. This increase was caused primarily by an increase in LADS operations net revenues attributable to the 1997 Acquisitions, the 1998 Acquisitions and the LaserSight Acquisition, which accounted for $13.3 million of the increase; an increase in buying group revenues attributable to the Block Acquisition which accounted for $13.7 million of the increase; an increase in managed care revenues attributable to the Block Acquisition; and the addition of three capitated contracts and the expansion of an existing contract which accounted for $10.0 million of the increase. Comparable clinic revenues increased 14.6% over 1997 levels for practices managed by the Company in both periods.
Managed care revenues on a comparable basis increased 40.0% over 1997 levels for business units operated by the Company in both periods.

         LADS Operating Expenses. LADS operating expenses increased 149.8% from $6.8 million for the three months ended March 31, 1997 to $17.0 for the three months ended March 31, 1998. LADS operating expenses consist of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, and other general and administrative costs related to the operation of clinics and ASCs. This increase was caused primarily by the 1997 Acquisitions, the LaserSight Acquisition, the 1998 Acquisitions, and the EyeCare One and VIPA merger.

         Medical Claims. Medical claims expense increased 295.1% from $2.4 million for the three months ended March 31, 1997 to $9.7 million for the three months ended March 31, 1998. The Company's medical claims ratio decreased from 80.2% for the three months ended March 31, 1997 to 74.3% for the three months ended March 31, 1998. This decrease was caused primarily by the Company's Block Acquisition and the renegotiated agreement to pay its ophthalmology and ASC Contract Providers a per member per month fee for surgical eye care services provided under the Company's largest capitated managed care contract. Medical claims expense consists of payments by the Company to its Affiliated Providers for primary eye care services, medical and surgical eye care services and facility services. These payments are based on fixed payments per member per month, a pro rata share of managed care capitated payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules. Capitated payments and pro rata payments collectively represented 28.8% and 55.9% and fee-for-service claims represented 71.2% and 44.1% of total medical claims expense for the three-month periods ended March 31, 1998 and 1997, respectively. Medical claims for the three- month period ended March 31, 1997 were based entirely on negotiated fee-for-service schedules.

         Cost of Buying Group Sales. Cost of buying group sales were incurred by the Company as a result of its acquisition of Block Vision. The cost of buying group sales consists of the costs of various optical products which are shipped directly to the providers of eye care services.

         Regional Service Centers. Regional Service Center expenses were incurred as a result of the 1997 acquisitions, the 1998 acquisitions, and the LaserSight acquisition. The regional service center expenses consist primarily of salaries, wages, and operating expenses of the Company's regional service centers.

         Corporate Expense. Corporate expense increased 143.5% from $1.5 million for the three months ended March 31, 1997 to $3.6 million for the three months ended March 31, 1998. This increase was caused primarily by an increase in corporate staff necessary to support the Company's expanded LADS Operations and managed care business and increases in travel expenses, professional fees and occupancy costs. Salary, wage and benefit expenses consist of expenses related to management and administrative staff located at the Company's corporate headquarters and regional offices. As a percentage of revenues, corporate expense decreased from 13.2% for the three months ended March 31, 1997 to 7.4% for the three months ended March 31, 1998. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business.

         Depreciation and amortization. Depreciation and amortization expense increased from $301,000 for the three months ended March 31, 1997 to $1.4 million for the three months ended March 31, 1998. As a percentage of revenues, depreciation and amortization expense increased from 2.7% for the three months ended March 31, 1997 to 2.8% for the three months ended March 31, 1998. This increase was caused primarily by the amortization of intangibles attributable to the 1997 Acquisitions, the 1998 Acquisitions, the LaserSight Acquisition and the Block Acquisition.

         Merger Costs. Merger costs were incurred as a result of the EyeCare One pooling of interests and consist primarily of professional fees.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings and private debt and equity financings. Net cash used in operating activities for the three months ended March 31, 1997 was $127,000 as compared to net cash provided by operating activities of $2.4 million for the three months ended March 31, 1998. Net cash used in operating activities for the three months ended March 31, 1997 resulted primarily from the net loss for the period.

         Net cash used in investing activities for the three months ended March 31, 1997 and 1998 was $2.0 million and $5.2 million, respectively, and resulted from payments for acquisitions, furniture and equipment and capitalized acquisition costs.

         Net cash provided by financing activities for the three months ended March 31, 1997 and 1998 was $2.9 million and $11.0 million, respectively. The amounts for 1997 and 1998 were attributable to debt and equity financings and higher levels of institutional borrowings to support the Company's internal expansion and acquisition activities.

         On January 30, 1998 the Company entered into a five year, $50.0 million bank credit agreement (the "Credit Agreement") with the Bank of Montreal as agent (the "Agent") for a consortium of banks. The Credit Agreement, which matures in January, 2003, provided the Company with a revolving credit facility component in an aggregate amount of up to $10.0 million and a term loan component in an aggregate amount of up to $40.0 million. The Credit Agreement is secured by a pledge of the stock of substantially all of the Company's subsidiaries and the assets of the Company and certain of its subsidiaries and is guaranteed by certain of the Company's subsidiaries. The Credit Agreement contains negative and affirmative covenants and agreements which place restrictions on the Company regarding disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as requiring the maintenance of certain financial ratios. The interest rate on the Credit Agreement is, at the option of the Company, either (i) the London InterBank Offered Rate plus an applicable margin rate, (ii) the greater of (a) the Agent's prime commercial rate or (b) the "federal funds" rate plus 0.5%, or (iii) a fixed rate loan as determined by the Agent at each time of borrowing. At the closing of the Credit Agreement the Company used approximately $26.9 million of its available borrowing to repay the outstanding balance under the Company's Bridge Credit Facility with Prudential Credit and related accrued interest and transaction costs. As of March 31, 1998, the Company had used approximately $45.0 million of its available borrowings under the Credit Agreement and currently had an available balance of approximately $5.0 million which it expects will be utilized for acquisitions, working capital and general corporate purposes.

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

         In April 1997, the Company entered into a credit facility in the aggregate amount of $4.9 million with Prudential Securities Group Inc. ("Prudential") pursuant to a "Note and Warrant Purchase Agreement" (as amended and restated, the Note and Warrant Purchase Agreement). The proceeds from the borrowing were used to repay the Company's credit facility with Barnett Bank N.A. in the principal amount of $2.0 million and for general working capital purposes. Under the Note and Warrant Purchase Agreement, the Company issued a senior note secured by all the Company's assets (the "Prudential Note"). The Prudential Note accrued interest at 10% per annum with a maturity of the earlier of January 1, 1998 or upon completion of the Initial Public Offering. In addition, the Note and Warrant Purchase Agreement included a detachable warrant to purchase 210,000 shares of Common Stock at an exercise price equal to $10.00 per share, the price of the Common Stock in the Initial Public Offering. The Prudential Note was repaid by the Company from the net proceeds of the Initial Public Offering.

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

         To date in 1998, the Company completed the 1998 Acquisitions and, in connection with the 1998 Acquisitions, the Company provided aggregate consideration of approximately $22.3 million consisting of 917,185 shares of Common Stock, $12.9 million in cash and promissory notes in the aggregate principal amount of approximately $21,000, subject to post-closing adjustments. In addition the Company is required to provide additional contingent consideration, consisting of 33,695 shares of Common Stock and up to $600,000 in cash, to be paid to certain sellers if certain post-acquisition performance targets are met.

         In March 1998, the Company completed a pooling of interests transaction with EyeCare One and VIPA. In connection with the pooling transaction, the Company issued 1,109,806 shares of Common Stock, subject to post-closing adjustments, valued at approximately $10.5 million.

         Effective December 1, 1997, the Company completed the LaserSight Acquisition in exchange for aggregate consideration paid to the seller of approximately $13.0 million, consisting of $6.5 million in cash and 812,500 shares of Common Stock, subject to certain post-closing adjustments. The cash portion of the consideration paid by the Company for the LaserSight Acquisition was financed through a letter amendment to the Company's credit facility with Prudential Securities Credit Corporation. The LaserSight Acquisition was accounted for under the purchase method of accounting. The aggregate consideration paid by the Company for the LaserSight Acquisition was approximately $13.0 million consisting of $6.5 million in cash and 812,500 shares of Company common stock, subject to certain post-closing adjustments. The cash portion of the consideration paid by the Company for the LaserSight Acquisition was financed through a letter amendment to the Company's credit facility with Prudential Securities Credit Corporation. In addition, LaserSight, Inc. and the Company entered into a Stock Distribution Agreement for the liquidation of the shares of Company Common Stock received by LaserSight, Inc. by May 29, 1998 through, at the Company's option, the filing of a shelf registration statement, a private placement, a direct redemption by the Company, or other method acceptable to the Company and LaserSight, Inc. Under the Stock Distribution Agreement, LaserSight, Inc. is entitled to receive a minimum of $6.5 million and a maximum of $7.475 million from the liquidation subject to certain post-closing adjustments. On March 11, 1998 the Company redeemed 168,270 shares of its Common Stock pursuant to the Stock Distribution Agreement from LaserSight, Inc. for an aggregate purchase price of approximately $1.5 million.

         Effective October 31, 1997, the Company completed the Block Acquisition in exchange for aggregate consideration paid to the sellers of approximately $35.0 million, consisting of $25.6 million in cash, 458,365 shares of Common Stock, subject to certain post-closing adjustments and 219, 633 shares of Common Stock to be held in escrow as contingent consideration, of which 109,816 shares are to be delivered by the Company to the sellers if EBITDA of Block Vision reaches $4.5 million for the year ended December 31, 1998. The remaining 109,817 shares will be deliverable on a pro rata escalating basis if Block Vision reaches $4.5 million of EBITDA for 1998 with the full contingent consideration deliverable upon Block Vision attaining $4.9 million of EBITDA for 1998. Approximately $2.4 million in net indebtedness of Block Vision was assumed in connection with the Block Acquisition.

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

         The Company expects to continue to use its Common Stock as consideration for future acquisitions in conjunction with its expansion strategy, which will be a factor in the Company's future acquisitions, financial position and performance. The number of shares of Common Stock the Company is ultimately required to provide in connection with its acquisitions will be affected by the market price for its Common stock and the number of shares so provided will affect the Company's earnings per share. The Company's stock price has fluctuated since the Initial Public Offering and any significant and continuing decline the Company's stock price would have a negative impact on the Company's ability to implement its growth strategy in the future and would have a negative impact on the Company's financial position and performance.

         Intangible assets consist of the excess of the purchase price over the fair values of the net assets acquired from the business acquisitions which are being amortized using the straight-line method over 25-30 years and the Management Agreements with the Managed Professional Associations which are being amortized using the straight-line method over an average life of 25 years. Intangible assets represented 63.7% of the Company's total assets at March 31, 1998. In determining the useful life of a Management Agreement, the Company considers the operating history and other characteristics of each practice. A principal consideration is the degree to which the practice has demonstrated its ability to extend its existence indefinitely. The Company will review the carrying value of its intangible assets at least quarterly on an entity-by-entity basis to determine if facts and circumstances exist which would suggest that the intangible assets may be impaired or that amortization periods need to be modified. Among the factors the Company considers in making the valuation are changes in the Managed Professional Associations market position, reputation, profitability, and geographic penetration.

         In addition to the business assets purchased, the Company assumes certain payables and accrued expenses in connection with its acquisitions. Generally, the acquired tangible assets exceed the assumed liabilities. The Company has assumed liabilities of $3.2 million, including $791,000 of long-term debt, in connection with acquisitions (including the Block Acquisition) completed through March 31, 1998.

         Currently many computer systems in use today were designed and developed using two digits, rather than four, to specify the calendar year and as a result, such systems are unable to recognize the year "2000". The inability of a computer system to recognize the year "2000" could cause many computer applications to fail or create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations that could be affected by the year "2000" computer system problem. Block Vision's managed care computer systems are year "2000" compliant. The Company has implemented a plan of action which it believes will make its other computer systems year "2000" compliant and the expense associated with such action is not expected to have a material effect on the Company's future financial condition and results of operations. The Company also expects to initiate communications with significant suppliers, customers and other third parties with which the Company does business, to minimize disruptions to the Company's operations resulting from the year "2000" problem and to ensure that year "2000" issues are satisfactorily resolved. There can be no assurances, however, that the computer systems of other companies may have an adverse effect on the Company's operations. The Company expects to work with such parties to resolve or minimize year "2000" problems. The Company believes it currently has no material exposure to contingencies related to the year "2000" issue.

         The Company believes the effects of inflation have not had a material adverse impact on its operations or financial condition to date. Substantial increases in prices in the future, however, could have a material adverse effect on the Company's results of operations.

         Based upon the Company's anticipated capital needs for operation of its business, general corporate purposes, the acquisition of clinics and ASCs and repayment of certain indebtedness, management believes that the combination of the funds expected to be provided from the Company's operations, Credit Agreement, anticipated future increases of borrowings under its Credit Agreement, supplemental borrowings and seller financing and the use of Common Stock in acquisitions will be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its growth strategy for a period of approximately twelve months. The Company will continue to offer Common Stock, notes or combinations thereof as consideration for certain future mergers and acquisitions related to the growth of its LADS. After the twelve-month period, or in the event the Company's capital expenditures are greater than currently expected and to the extent additional capital resources are needed, the Company expects to utilize supplemental borrowings to the extent available and/or the net proceeds from the offering of debt or equity securities.

               SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This 10-Q and certain information provided periodically in writing and orally by the Company's designated officers and agents contain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof used in this Prospectus are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Prospectus, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things; (i) the financial prospects of the Company, (ii) potential acquisitions by the Company and the successful integration of both completed and future acquisitions; (iii) the ability of the Company to efficiently and effectively manage its Managed Providers; (iv) the Company's financing plans including the Company's ability to raise additional debt and equity capital; (v) trends affecting the Company's financial condition or results of operations including the company's stock price and its potential impact on the number of shares utilized in acquisitions and on future earnings per share; (vi) the Company's growth strategy and operating strategy, (vii) the impact of current and future governmental regulations;
(viii) the Company's current and future managed care contracts; (ix) the Company's ability to continue to recruit Contract Providers, to convert Contract Providers to Managed Providers, and to maintain its relationships with Affiliated Providers; (x) the Company's relationships with affiliated retail optical companies; (xi) the Company's relationships with its buying group participants and suppliers of eye care products and supplies; (xii) the Company's ability to operate efficiently, profitably and effectively its new Block Vision subsidiary, which includes a new business line and a significant increase in the Company's managed care business; and (xiii) the Company's revenue run rate and the impact thereon of acquisitions by the Company. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) the Company experiencing future operating and net losses; (ii) any material inability of the Company to successfully integrate and profitably operate Block Vision and other acquisitions; (iii) any material inability of the Company to identify, consummate and integrate suitable acquisitions in conjunction with its growth strategy or to ultimately close pending and identified acquisitions; (iv) any material inability of the Company to acquire sufficient capital and financing to fund its growth strategy, (v) the inability of the Company to expand its managed care business, renew existing managed care contracts and maintain and expand its Contract Provider Network (vi) the Company's inability to negotiate managed care contracts with HMOs; (vii) the inability of the Company to successfully and profitably operate its managed care business; (viii) the managed practices' inability to operate profitably, (ix) changes in state and/or federal governmental regulations which could materially affect the Company's ability to operate or materially affect the Company's profitability, (x) the inability of the Company to maintain or obtain required licensure in the states in which it operates and in the states in which it may seek to operate in the future, (xi) the inability of the Company to successfully obtain public and/or private investment capital to expand its operations; (xii) the Company's inability to meet its financing covenants and commitments; (xiii) consolidation of the Company's competitors, poor operating results by its competitors, or adverse governmental or judicial rulings against its competitors; (xiv) any adverse change in the Company's medical claims to managed care revenue ratio and other factors including those identified in the Company's previous filings with the SEC. The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

PART II -OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) Sales of Unregistered Securities. The Company issued the following unregistered securities during the quarterly period ended March 31, 1998 in transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) because they did not involve any public offering.

         In January 1998, the Company issued an additional 7,585 shares of Common Stock in connection with the acquisition of the stock of LSI Acquisition, Inc. and MEC Health Care, Inc.

         In January 1998, the Company issued 6,733 shares of Common Stock in connection with the acquisition of James W. Dyson, O.D., P.C.

         In February 1998, the Company issued 16,779 shares of Common Stock in connection with the acquisition of Dr. Byron A. Teska, P.A.

         In March 1998, the Company issued an aggregate of 522,600 shares of Common Stock in connection with the acquisitions of Eye DRx and The Complete Optical Laboratory, Ltd., Corp.

         In March 1998, the Company issued an aggregate of 1,109,806 shares in connection with the acquisition of Vision Insurance Plan of America, Inc. and the merger of Eye Care One Corp.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.  See Exhibit Index.

(b)      Reports on Form 8-K.

         The Company filed a report on Form 8-K on January 14, 1998 related to the Company's acquisition of LSI Acquisitions, Inc. and MEC Healthcare, Inc. The Company also filed a Form 8-K/A amendment to the Form 8-K on March 14, 1998 to include financial statements and proformas previously omitted.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER             EXHIBIT
------             -------
2.13*             Agreement and Plan of Reorganization dated March 31, 1998 by and between Vision Twenty-One, Inc., Eye Care One Corp.,
                  Martin F. Stein, Robert C. Sowinski, Eugene H. Edson, Stephen
                  L. Charnof, John C. Colman, not individually but solely as trustee of the John C. Colman Trust, u/t/a dated August 5,
                  1994, and Stephen L. Charnof and Daniel J. Stein, not
                  individually but solely in their capacities as Trustees of the
                  Daniel J. Stein Irrevocable Trust u/a/d April 3, 1996. (2)

2.14*             Stock Purchase Agreement effective March 31, 1998 by and among
                  Vision Twenty-One, Inc., vision Twenty-One of Wisconsin, Inc.,
                  Vision Insurance Plan of American, Inc., Martin F. Stein,
                  Robert C. Sowinski, Eugene H. Edson, Stephen L. Charnof,
                  Thomas W. Witter, and John C. Colman, not individually but solely as Trustee of the John C. Colman Trust u/t/a dated
                  August 5, 1994. (3)

2.18*             Asset Purchase Agreement effective January 1, 1998, by and among Elliot L. Shack, O.D., P.A., Charles M. Cummins, O.D.
                  and Elliott L. Shack, O.D., P.a., and Vision Twenty-One, Inc.
                  (3)

2.19* Stock Purchase Agreement effective as of January 1, 1998 by and between Vision Twenty-One, Inc., The Complete Optical
                  Laboratory, Inc., Elliot L. Shack, and Charles M. Cummins. (3)
                  (Schedules (or similar attachments) have been omitted and the Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.)

4.13*             Credit Agreement dated as of January 30, 1998 among Vision
                  Twenty-One, Inc., the Banks Party Hereto and Bank of Montreal as Agent. (1) (The Company is not filing any instrument with respect to long-term debt that does not exceed 10% of the total assets of the Company and the Company agrees to furnish a copy of such instrument to the Commission upon request.)

27.1              Financial Data Schedule for three months ended March 31, 1998
                  (for SEC use only).

27.2              Restated Financial Data Schedule for three months ended
                  March 31, 1997 (for SEC use only).

---------------

         *Previously filed as an Exhibit in the Company filing identified in the footnote following the Exhibit Description and incorporated herein by reference.

[1] Form 8-K filed February 10, 1998
[2] Form 8-K filed April 14, 1998
[3] Registration Statement on Form S-1 filed on April 30, 1998 (333-51437)

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Largo, State of Florida on May 14, 1997.


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