Form 10-Q
period 1998-06-30
VISION TWENTY ONE INC
filed 1998-08-14
CIK 1020258

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------
Commission file number: 0-22977

                            VISION TWENTY-ONE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

FLORIDA                                                  59-3384581
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

7209 BRYAN DAIRY ROAD
LARGO, FLORIDA                                             33777
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (813) 545-4300

                                 NOT APPLICABLE
         (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The registrant had 14,773,550 Shares outstanding as of July 31, 1998.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                          THREE-MONTH PERIODS ENDED           SIX-MONTH PERIODS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                        -------------------------------    ------------------------------
                                                            1997              1998             1997              1998
                                                        --------------    -------------    --------------    ------------
Revenues:
  LADS operations, net revenues....................     $  9,546,245      $22,013,318      $ 17,514,405      $ 43,233,052
  Managed care.....................................        3,160,524       13,812,984         6,207,335        26,820,294
  Buying group.....................................               --       15,603,678                --        29,328,826
                                                        ------------      -----------      ------------      ------------
                                                          12,706,769       51,429,980        23,721,740        99,382,172
                                                        ------------      -----------      ------------      ------------

Operating expenses:
  LADS operating expenses..........................        8,213,931       17,735,648        15,007,325        34,704,490
  Medical claims...................................        2,598,091        9,932,806         5,042,385        19,591,293
  Cost of buying group sales.......................               --       14,645,085                --        27,440,070
  General and administrative.......................        1,525,567        3,824,715         2,984,999         7,932,542
  Depreciation and amortization....................          449,463        1,559,206           750,419         2,910,969
  Merger costs.....................................               --               --                --           508,443
                                                        ------------      -----------       -----------      ------------
                                                          12,787,052       47,697,460        23,785,128        93,087,807
                                                        ------------      -----------       -----------      ------------

Income (loss) from operations......................          (80,283)       3,732,520           (63,388)        6,294,365
Interest expense...................................          339,802        1,042,504           594,400         1,705,488
                                                        ------------      -----------       ------------     ------------
Income (loss) before income taxes                           (420,085)       2,690,016          (657,788)        4,588,877
Income taxes.......................................               --        1,008,000                --         1,720,000
                                                        ------------      -----------       ------------     ------------
Income (loss) before extraordinary charge                   (420,085)       1,682,016          (657,788)        2,868,877
Extraordinary charge - early extinguishment
  of debt, net of income taxes of $238,000.........               --               --                --           397,190
                                                        ------------      -----------       ------------     ------------
Net income (loss)..................................     $   (420,085)     $ 1,682,016       $  (657,788)     $  2,471,687
                                                        ============      ===========       ============     ============
Earnings (loss) per common share:
  Income (loss) before extraordinary charge             $      (0.06)     $      0.12       $     (0.10)    $        0.21
  Extraordinary charge.............................               --               --                --             (0.03)
                                                        ------------      -----------       -----------      ------------
Net income (loss) per common share.................     $      (0.06)     $      0.12       $     (0.10)    $        0.18
                                                        ============      ===========       ===========      ============
Earnings (loss) per common share-assuming dilution:
 Income (loss) before extraordinary charge              $      (0.06)     $      0.12       $     (0.10)    $        0.20
  Extraordinary charge.............................               --               --                --             (0.03)
                                                        ------------      -----------       -----------     -------------
Net income (loss) per common share -
  assuming dilution................................     $      (0.06)     $      0.12       $     (0.10)    $        0.17
                                                        ============      ===========       ===========     =============


   See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                             DECEMBER 31,       JUNE 30,
                                                                                                 1997             1998
                                                                                           --------------    -------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                                $   4,048,358     $   7,035,530
  Accounts receivable due from:
     Buying group members, net of allowance for doubtful accounts of $33,000 and
      $39,000 at December 31, 1997 and June 30, 1998, respectively                             5,427,592         8,165,683
     Patients, net of allowances for uncollectible accounts and contractual adjustments $3,446,000 and $4,020,600 at December 31, 1997 and June 30, 1998,
      respectively......................................................................       5,502,110         7,954,364
     Managed Professional Associations..................................................       4,950,067         9,077,742
     Managed health benefits payors.....................................................       1,276,790         1,763,568
     Other  ............................................................................         165,292           622,292
  Inventory.............................................................................         936,242         1,417,801
  Prepaid expenses and other current assets.............................................       2,016,036         3,000,424
                                                                                           -------------     -------------
         Total current assets...........................................................      24,322,487        39,037,404
Fixed assets, net.......................................................................       8,626,964        10,592,935
Intangible assets, net of accumulated amortization of $1,131,501 and $2,939,262 at
  December 31, 1997 and June 30,1998, respectively......................................      84,164,341       111,108,490
Cash surrender value of life insurance, net policy loans of $624,464 at
  December 31, 1997 ....................................................................         205,596                --
Deferred tax assets.....................................................................       1,882,000         1,882,000
Other assets............................................................................       1,155,359         2,029,778
                                                                                           -------------     -------------
         Total assets                                                                      $ 120,356,747       164,650,607
                                                                                           =============     =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................   $   5,319,654         9,284,317
  Accrued expenses......................................................................       2,708,741         6,254,107
  Medical claims payable................................................................       3,555,195         3,713,472
  Accrued compensation..................................................................       1,381,497            26,443
  Accrued acquisition and offering costs................................................       1,045,905         2,430,948
  Due to Managed Professional Associations..............................................       1,938,309         2,927,276
  Due to selling shareholders...........................................................       2,811,809         3,359,793
  Current portion of deferred leasehold incentive.......................................          23,046            23,046
  Current portion of long-term debt.....................................................         104,371           152,295
  Current portion of obligations under capital leases...................................         566,084           416,436
                                                                                           -------------     -------------
         Total current liabilities......................................................      19,454,611        28,588,133

Deferred rent payable...................................................................         261,117           261,117
Obligations under capital leases........................................................         632,850           534,998
Long-term debt, less current portion....................................................      25,980,253        48,374,836
Deferred leasehold incentive............................................................         186,323           173,657
Deferred income taxes...................................................................       6,111,000         6,111,000
Stockholders' equity:
   Preferred stock, $.001 par value; 10,000,000 shares authorized: no shares issued.....              --                --
   Common stock, $.001 par value; 50,000,000 shares authorized; 13,529,892
   (December 31, 1997) and 14,686,213 (June 30, 1998) shares issued and outstanding.....          13,530            14,686
  Additional paid in capital............................................................      76,416,476        86,969,285
  Deferred compensation.................................................................        (408,735)         (354,585)
  Notes receivable from stockholder.....................................................        (175,484)         (172,984)
  Accumulated deficit...................................................................      (8,115,194)       (5,849,536)
                                                                                           -------------     -------------
         Total stockholders' equity.....................................................      67,730,593        80,606,866
                                                                                           -------------     -------------
         Total liabilities and stockholders' equity.....................................   $ 120,356,747     $ 164,650,607
                                                                                           =============     =============

   See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          SIX-MONTH PERIODS ENDED
                                                                                                 JUNE 30,
                                                                                     --------------------------------
                                                                                         1997               1998
                                                                                     -------------      -------------
OPERATING ACTIVITIES
Net income (loss).............................................................       $   (657,788)      $  2,471,687
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
   Extraordinary charge - early extinguishment of debt........................                --             635,190
   Depreciation and amortization..............................................            750,419          2,881,277
   Amortization of loan fees..................................................                 --             73,821
   Non-cash compensation expense..............................................             45,450             80,166
   Amortization of deferred compensation......................................             54,150                 --
   Interest accretion.........................................................             41,477                 --
   Changes in operating assets and liabilities, net of effects from business combinations:
     Accounts receivable, net.................................................         (2,326,791)       (10,334,998)
     Inventory................................................................           (285,837)           155,086
     Prepaid expenses and other current assets................................           (112,024)          (471,574)
     Other assets.............................................................           (126,344)          (314,098)
     Accounts payable.........................................................            331,822          3,279,647
     Accrued expenses.........................................................            115,128          3,993,880
     Accrued acquisition and offering costs...................................           (522,963)                --
     Accrued compensation.....................................................            295,919            589,621
     Medical claims payable...................................................           (451,480)           164,868
     Due to Managed Professional Associations.................................            691,096            988,967
                                                                                     ------------       ------------
          Net cash provided by (used in) operating activities.................         (2,157,766)         4,193,540

INVESTING ACTIVITIES
Purchases of furniture and equipment, net.....................................           (883,133)        (2,470,986)
Payments for acquisitions, net of cash acquired...............................                --         (15,857,590)
Payments for capitalized acquisition costs....................................         (2,317,598)        (3,032,384)
                                                                                     ------------       ------------
          Net cash used in investing activities...............................         (3,200,731)       (21,360,960)

FINANCING ACTIVITIES
Proceeds from long term debt..................................................            359,000         49,632,467
Payments on long term debt....................................................           (831,277)       (27,081,566)
Net proceeds from credit facilities...........................................          4,874,000                 --
Net proceeds from issuance of senior notes and warrants.......................          2,000,000                 --
Payments for financing fees...................................................                --            (729,217)
Payments to acquire treasury stock............................................                --          (1,548,084)
Sale of detachable stock purchase warrants and exercise of options............            126,000            124,040
Decrease in notes receivable, officers and shareholders.......................                --               2,500
Capital distributions.........................................................           (282,719)          (245,548)
                                                                                     ------------       ------------
          Net cash provided by financing activities...........................          6,245,004         20,154,592
                                                                                     ------------       ------------

Increase in cash and cash equivalents.........................................            886,507          2,987,172
Cash and cash equivalents at beginning of period..............................            251,832          4,048,358
                                                                                     ------------       ------------
Cash and cash equivalents at end of period....................................       $  1,138,339       $  7,035,530
                                                                                     ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest......................................       $    168,651       $    912,146
                                                                                     ============       ============




   See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 1998

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

Operating results for the six-month period ended June 30, 1998 are not necessarily an indication of the results that may be expected for the year ending December 31, 1998.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to the current period presentation.


2.       EYECARE ONE CORP. AND VISION INSURANCE PLAN OF AMERICA, INC. MERGER

         On March 31, 1998, the Company completed a merger with EyeCare One Corp. (EyeCare One) and Vision Insurance Plan of America, Inc. (VIPA). EyeCare One Corp. is an optical retailer, selling frames, lenses and contact lenses, with optometric services by licensed Doctors of Optometry in each of its 16 locations in the Milwaukee, Wisconsin area. VIPA provides subscriber group member enrollees with covered vision care services through EyeCare One and its provider network under a master provider agreement which began in 1997. The Company issued 1,109,806 shares of common stock for all of the outstanding common stock of EyeCare One and VIPA. The merger was accounted for as a pooling of interests and accordingly, the Company's financial statements have been restated to include the results of EyeCare One and VIPA for all periods presented.

Combined and separate results of the Company, EyeCare One and VIPA during the periods preceding the merger were as follows:

                      SIX-MONTH PERIOD ENDED JUNE 30, 1997

                             VISION        EYECARE ONE        VIPA          COMBINED
                          -----------      -----------      --------      -----------
Revenue                   $17,379,587      $6,210,000       $132,153      $23,721,740
Extraordinary charge               --              --             --               --
Net income (loss)         $(1,027,788)     $  336,000       $ 34,000      $  (657,788)

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)

                    THREE-MONTH PERIOD ENDED MARCH 31, 1998

                             VISION          EYECARE ONE          VIPA          COMBINED
                          -----------        -----------        --------      -----------
Revenue                   $44,431,577        $3,305,219         $215,396      $47,952,192
Extraordinary charge      $   397,190                --               --      $   397,190
Net income                $   583,641        $  153,917         $ 52,113      $   789,671

The Company recorded merger costs of $508,000 ($318,000 net of tax) in the six-month period ended June 30, 1998, or approximately $0.02 per diluted common share. The merger costs include professional fees and nonrecurring costs associated with executing the merger of operations.

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

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company's expected date of adoption is not yet known. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)

4.       EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share for income (loss) from continuing operations:

                                                      THREE-MONTH PERIODS ENDED          SIX-MONTH PERIODS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                    -----------------------------     -----------------------------
                                                        1997              1998            1997              1998
                                                    ------------      -----------     ------------      -----------
Numerator:
  Numerator for basic and diluted earnings
  (loss) per share-income (loss) available to
  Common stockholders..........................         (420,085)     $ 1,682,016     $   (657,788)     $ 2,868,877

Denominator:
   Denominator for basic earnings (loss) per
   share-weighted average shares................       6,517,355       14,208,521        6,344,934       14,028,813
                                                     -----------      -----------     ------------      -----------
Effect of dilutive securities:
   Stock options................................              --          155,896               --          175,773
   Warrants.....................................              --          166,634               --          183,303
   Nonvested stock..............................              --           90,146               --           90,412
                                                     -----------      -----------     ------------      -----------
Dilutive potential common shares................              --          412,676               --          449,488
                                                     -----------      -----------     ------------      -----------
  Denominator for diluted earnings (loss) per
   share-adjusted weighted-average shares and
   assumed conversions..........................       6,517,355       14,621,197        6,344,934       14,478,301
                                                     ===========      ===========     ============      ===========
Basic earnings (loss) per common share..........     $     (0.06)     $      0.12     $      (0.10)     $      0.21
                                                     ===========      ===========     ============      ===========
Diluted earnings (loss) common share............     $     (0.06)     $      0.12     $      (0.10)     $      0.20
                                                     ===========      ===========     ============      ===========

5.       SUBSEQUENT EVENT

         On July 1, 1998 the Company entered into a new $100.0 million bank credit agreement with the Bank of Montreal as agent for a consortium of banks. The $100 million credit facility was used to early extinguish the Company's outstanding balance of approximately $48.3 million under its prior $50 million credit facility. The remaining balance under the new credit facility shall be principally utilized for acquisitions, as well as working capital and general corporate purposes. The facility includes a seven year term loan for $70 million and a $30 million five year revolving and acquisition facility. Other terms and conditions were substantially the same as the prior agreement with a slightly higher margin spread on the seven year term portion of the facility.

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

The Company currently provides its services to 40 LADS located in 27 states through which 5,800 Affiliated Providers deliver eye care services. Of these Affiliated Providers, 218 are Managed Providers, consisting of 170 optometrists and 48 ophthalmologists practicing at 176 clinic locations, 8 ASCs and 4 refractive surgery centers. In addition, the Company has approximately 6,200 eye care professionals available for potential managed care business in future markets. The Company's Affiliated Providers, in conjunction with select national retail optical chains, deliver eye care services under the Company's 107 managed care contracts and 12 discount fee-for-service plans covering approximately 5.0 million exclusively contracted patient lives. Furthermore, the Company has established a nationwide eye care provider network of over 1,400 additional Contract Providers thereby positioning the Company to capture future managed care business in anticipated new local markets.

RECENT DEVELOPMENTS

         To date in 1998 and in addition to the other acquisitions finalized or pending and described below, the Company completed the acquisition of the business assets of 48 optometry clinics, 10 ophthalmology clinics, 1 ambulatory surgical center, 1 refractive center and 35 optical dispensaries located in Texas, Arizona, New Jersey, Florida, Nevada and Minnesota. Business assets consist of certain non-medical and non-optometric assets, including accounts receivable, leases, contracts, equipment and other tangible and intangible assets. Concurrently with these acquisitions, the Company entered into long-term Management Agreements with the related professional associations employing 67 optometrists and 7 ophthalmologists. These acquisitions were accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company closed the acquisition of all of the outstanding stock of The Complete Optical Laboratory, Ltd., Corp., located in New Jersey which services the New Jersey optometry clinics acquired by the Company and the Company closed the acquisition of substantially all of the business assets of a managed care company located in Florida servicing more than 82,700 patient lives. These acquisitions were accounted for under the purchase method of accounting. Such acquisitions are collectively referred to herein as the "1998 Acquisitions." In connection with these acquisitions, the Company provided aggregate consideration of approximately $33.5 million, consisting of 1,356,693 shares of Common Stock and approximately $19.8 million in cash and promissory notes in the aggregate principal amount of $1,346,000, subject to closing adjustments. In addition, the Company is required to provide additional contingent consideration consisting of 33,695 shares of Common Stock and up to $600,000, to be paid to certain sellers if certain post-acquisition performance targets are met.

         The Company completed the acquisition of Vision World, a retail optical chain located in Minneapolis, Minnesota, effective June 30, 1998. Vision World consists of 38 retail clinics and 30 optometrists. In connection with this transaction, the Company paid $15.6 million in cash, net of cash acquired which was funded from its credit facility, subject to certain post closing adjustments. In addition, the Company is required to provide additional contingent consideration of up to $600,000 in cash if certain post-acquisition performance targets are met.

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

         The Company expects to continue to use its Common Stock as consideration for future acquisitions in conjunction with its expansion strategy, which will be a factor in the Company's future acquisitions, financial position and performance. The number of shares of Common Stock the Company is ultimately required to provide in connection with its acquisitions will be effected by the market price for its Common Stock and will effect the Company's future earnings per share. The Company from time to time reviews and will continue to review acquisition opportunities (some of which may be material to the Company) that will further broaden its LADS or geographic presence. The Company is currently engaged in preliminary discussions regarding various possible acquisitions, some of which could be material. However, the Company currently has no agreement, arrangement or understanding which at this time, based upon all factors considered is reasonably certain to close, with respect to any acquisitions that are, individually or in the aggregate, material to the Company. At the time the Company consummates an acquisition, the Company may receive a flat fee for the initial steps required to commence the integration of the acquisition.

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

                                              THREE-MONTH PERIODS ENDED           SIX-MONTH PERIODS ENDED
                                                       JUNE 30,                           JUNE 30,
                                            -----------------------------      ------------------------------
                                                 1997            1998               1997            1998
                                            -----------------------------      ------------------------------
 Revenues:
   LADS operations, net revenues..........       75.1  %         42.8   %           73.8   %         43.5   %
   Managed care...........................       24.9            26.9               26.2             27.0
   Buying group...........................        0.0            30.3                0.0             29.5
                                            -----------------------------      ------------------------------
          Total revenues                        100.0           100.0              100.0            100.0
                                            -----------------------------      ------------------------------
 Operating expenses:
   LADS operating expenses................       64.7            34.5               63.2             35.0
   Medical claims.........................       20.4            19.3               21.3             19.7
   Cost of buying group sales.............        0.0            28.5                0.0             27.6
   General and administrative.............       12.0             7.4               12.6              8.0
   Depreciation and amortization..........        3.5             3.0                3.2              2.9
   Merger costs...........................        0.0             0.0                0.0              0.5
                                            -----------------------------      ------------------------------
          Total operating expenses              100.6            92.7              100.3             93.7
                                            -----------------------------      ------------------------------
 Income from operations...................       (0.6)            7.3               (0.3)             6.3
 Interest expense.........................        2.7             2.0                2.5              1.7
                                            -----------------------------      ------------------------------
 Income (loss) before income taxes               (3.3)            5.3               (2.8)             4.6
 Income taxes.............................        0.0             2.0                0.0              1.7
                                            -----------------------------      ------------------------------
 Income (loss) before extraordinary charge       (3.3)            3.3               (2.8)             2.9
 Extraordinary charge - early
 extinguishment of debt, net of income
 taxes of $238,000.......................         0.0             0.0                0.0              0.4
                                            -----------------------------      ------------------------------
          Net income (loss)...............       (3.3) %          3.3   %           (2.8)  %          2.5   %
                                            =============================      ==============================
 Medical claims ratio.....................       82.2  %         71.9   %           81.2   %         73.0   %
                                            =============================      ==============================

Three-Month Period Ended June 30, 1998 Compared to Three-Month Period Ended June 30, 1997

         Revenues. Revenues increased 304.7% from $12.7 million for the three months ended June 30, 1997 to $51.4 million for the three months ended June 30, 1998. This increase was caused primarily by an increase in LADS operations net revenues attributable to the 1997 Acquisitions, the 1998 Acquisitions and the LaserSight Acquisition, which accounted for $12.5 million of the increase; an increase in buying group revenues attributable to the Block Acquisition which accounted for $15.6 million of the increase; an increase in managed care revenues attributable to the Block Acquisition; and the addition of three capitated contracts and the expansion of an existing contract which accounted for $10.6 million of the increase. Comparable clinic revenues increased 14.0% over 1997 levels for practices managed by the Company for the entire year. Managed care revenues on a comparable basis increased 36.4% over 1997 levels for business units operated by the Company for the entire year.

         LADS Operating Expenses. LADS operating expenses increased 115.9% from $8.2 million for the three months ended June 30, 1997 to $17.7 million for the three months ended June 30, 1998. LADS operating expenses consist of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, and other general and administrative costs related to the operation of clinics and ASCs. This increase was caused primarily by the 1997 Acquisitions, the LaserSight Acquisition and the 1998 Acquisitions. As a percentage of LADS operations net revenues, LADS operating expenses decreased from 86.0% for the three months ended June 30, 1997 to 80.6% for the three months ended June 30, 1998. This decrease was caused primarily by the 1997 Acquisitions, the LaserSight Acquisition and the 1998 Acquisitions.

         Medical Claims. Medical claims expense increased 282.3% from $2.6 million for the three months ended June 30, 1997 to $9.9 million for the three months ended June 30, 1998. The Company's medical claims ratio decreased from 82.2% for the three months ended June 30, 1997 to 71.9% for the three months ended June 30, 1998. This decrease was caused primarily by the increase in primary eye care service contracts from medical, surgical and facility eye care service contracts. As a percentage of managed care revenues, primary eye care service contracts increased from 16.7 % for the three months ended June 30, 1997 to 49.1% for the three months ended June 30, 1998. Medical claims expense consists of payments by the Company to its Affiliated Providers for primary eye care services, medical and surgical eye care services and facility services. These payments are based on fixed payments per member per month, a pro rata share of managed care capitated payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules. Capitated payments and pro rata payments collectively represented 35.4% and fee-for-service claims represented 64.6% of total medical claims expense for the three-month period ended June 30, 1998.

         Cost of Buying Group Sales. Cost of buying group sales were incurred by the Company as a result of its acquisition of Block Vision. The cost of buying group sales consists of the costs of various optical products which are shipped directly to the providers of eye care services.

         General and Administrative Expenses. General and administrative expenses increased 150.7% from $1.5 million for the three months ended June 30, 1997 to $3.8 million for the three months ended June 30, 1998. This increase was caused primarily by an increase in corporate staff necessary to support the Company's expanded practice management and managed care business and increases in travel expenses, professional fees and occupancy costs. Salaries, wages and benefits expense consist of expenses related to management and administrative staff located at the Company's corporate headquarters and regional offices. As a percentage of revenues, general and administrative expenses decreased from 12.0% for the three months ended June 30, 1997 to 7.4% for the three months ended June 30, 1998. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business.

         Depreciation and amortization. Depreciation and amortization expense increased from $449,000 for the three months ended June 30, 1997 to $1.6 million for the three months ended June 30, 1998. As a percentage of revenues, depreciation and amortization expense decreased from 3.5% for the three months ended June 30, 1997 to 3.0% for the three months ended June 30, 1998. This increase was caused primarily by the amortization of intangibles attributable to the 1997 Acquisitions, the 1998 Acquisitions, the LaserSight Acquisition and the Block Acquisition.

Six-Month Period Ended June 30, 1998 Compared to Six-Month Period Ended June 30, 1997

         Revenues. Revenues increased 318.9% from $23.7 million for the six months ended June 30, 1997 to $99.4 million for the six months ended June 30, 1998. This increase was caused primarily by an increase in LADS operations net revenues attributable to the 1997 Acquisitions, the 1998 Acquisitions and the LaserSight Acquisition, which accounted for $25.7 million of the increase; an increase in buying group revenues attributable to the Block Acquisition which accounted for $29.3 million of the increase; an increase in managed care revenues attributable to the Block Acquisition; and the addition of three capitated contracts and the expansion of an existing contract which accounted for $20.6 million of the increase. Comparable clinic revenues increased 17.1% over 1997 levels for practices managed by the Company for the entire year. Managed care revenues on a comparable basis increased 38.5% over 1997 levels for business units operated by the Company for the entire year.

         LADS Operating Expenses. LADS operating expenses increased 131.3% from $15.0 million for the six months ended June 30, 1997 to $34.7 for the six months ended June 30, 1998. LADS operating expenses consist of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, and other general and administrative costs related to the operation of clinics and ASCs. This increase was caused primarily by the 1997 Acquisitions, the LaserSight Acquisition and the 1998 Acquisitions. As a percentage of LADS operations net revenues, LADS operating expenses decreased from 85.7% for the three months ended June 30, 1997 to 80.3% for the three months ended June 30, 1998. This decrease was caused primarily by the 1997 Acquisitions, the LaserSight Acquisition and the 1998 Acquisitions.

         Medical Claims. Medical claims expense increased 288.5% from $5.0 million for the six months ended June 30, 1997 to $19.6 million for the six months ended June 30, 1998. The Company's medical claims ratio decreased from 81.2% for the six months ended June 30, 1997 to 73.0% for the six months ended June 30, 1998. This decrease was caused primarily by the increase in primary eye care service contracts from medical, surgical and facility eye care service contracts. As a percentage of managed care revenues, primary eye care service contracts increased from 15.7% for the six months ended June 30, 1997 to 49.1% for the six months ended June 30, 1998. Medical claims expense consists of payments by the Company to its Affiliated Providers for primary eye care services, medical and surgical eye care services and facility services. These payments are based on fixed payments per member per month, a pro rata share of managed care capitated payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules. Capitated payments and pro rata payments collectively represented 36.3% and fee-for-service claims represented 63.7% of total medical claims expense for the six-month period ended June 30, 1998.

         Cost of Buying Group Sales. Cost of buying group sales were incurred by the Company as a result of its acquisition of Block Vision. The cost of buying group sales consists of the costs of various optical products which are shipped directly to the providers of eye care services.

         General and Administrative Expenses. General and administrative expenses increased 165.7% from $3.0 million for the six months ended June 30, 1997 to $7.9 million for the six months ended June 30, 1998. This increase was caused primarily by an increase in corporate staff necessary to support the Company's expanded practice management and managed care business and increases in travel expenses, professional fees and occupancy costs. Salaries, wages and benefits expense consist of expenses related to management and administrative staff located at the Company's corporate headquarters and regional offices. As a percentage of revenues, general and administrative expenses decreased from 12.6% for the six months ended June 30, 1997 to 8.0% for the six months ended June 30, 1998. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business.

         Depreciation and amortization. Depreciation and amortization expense increased from $750,000 for the six months ended June 30, 1997 to $2.9 million for the six months ended June 30, 1998. As a percentage of revenues, depreciation and amortization expense decreased from 3.2% for the six months ended June 30, 1997 to 2.9% for the six months ended June 30, 1998. This increase was caused primarily by the amortization of intangibles attributable to the 1997 Acquisitions, the 1998 Acquisitions, the LaserSight Acquisition and the Block Acquisition.

         Merger Costs Merger costs were incurred as a result of the EyeCare One and VIPA pooling of interests and consist primarily of professional fees.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings and private debt and equity financings. Net cash used in operating activities for the six months ended June 30, 1997 was $2.2 million as compared to net cash provided by operating activities of $4.2 million for the six months ended June 30, 1998. Net cash used in operating activities for the six months ended June 30, 1997 resulted primarily from an increase in accounts receivable for the period.

         Net cash used in investing activities for the six months ended June 30, 1997 and 1998 was $3.2 million and $21.4 million, respectively, and resulted from payments for acquisitions, furniture and equipment and capitalized acquisition costs.

         Net cash provided by financing activities for the six months ended June 30, 1997 and 1998 was $6.2 million and $20.2 million, respectively. The amounts for 1997 and 1998 were attributable to debt and equity financings and higher levels of institutional borrowings to support the Company's internal expansion and acquisition activities.

         On January 30, 1998 the Company entered into a five year, $50.0 million bank credit agreement (the "Credit Agreement") with the Bank of Montreal as agent (the "Agent") for a consortium of banks. The Credit Agreement, which matures in January, 2003, provided the Company with a revolving credit facility component in an aggregate amount of up to $10.0 million and a term loan component in an aggregate amount of up to $40.0 million. The Credit Agreement is secured by a pledge of the stock of substantially all of the Company's subsidiaries and the assets of the Company and certain of its subsidiaries and is guaranteed by certain of the Company's subsidiaries. The Credit Agreement contains negative and affirmative covenants and agreements which place restrictions on the Company regarding disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as requiring the maintenance of certain financial ratios. The interest rate on the Credit Agreement is, at the option of the Company, either (i) the London InterBank Offered Rate plus an applicable margin rate, (ii) the greater of (a) the Agent's prime commercial rate or (b) the "federal funds" rate plus 0.5%, or (iii) a fixed rate loan as determined by the Agent at each time of borrowing. At the closing of the Credit Agreement the Company used approximately $26.9 million of its available borrowing to repay the outstanding balance under the Company's Bridge Credit Facility with Prudential Credit and related accrued interest and transaction costs. The Company had used approximately $48.3 million of its available borrowings under the Credit Agreement which was repaid with proceeds from the Credit Facility.

         On July 1, 1998 the Company entered into a restated $100.0 million bank credit agreement with the Bank of Montreal as agent for a consortium of banks (the "Credit Facility"). The Credit Facility was used in part to early extinguish the Company's outstanding balance of approximately $48.3 million under its prior Credit Agreement. The remaining balance under the new Credit Facility shall be principally utilized for acquisitions, as well as working capital and general corporate purposes. The Credit Facility includes a seven year term loan for $70 million and a $30 million five year revolving and acquisition facility. Other terms and conditions of the new Credit Facility were substantially the same as the Company's prior Credit Agreement with a slightly higher margin spread on the seven year term portion of the Credit Facility. As of August 3, 1998 the Company had used approximately $76.0 million of its available borrowings under the Credit Facility and currently has an available balance of approximately $24.0 million.

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

         To date in 1998, the Company completed the 1998 Acquisitions and, in connection with the 1998 Acquisitions, the Company provided aggregate consideration of approximately $33.5 million consisting of 1,356,693 shares of Common Stock, $19.8 million in cash and promissory notes in the aggregate principal amount of approximately $1,346,000, subject to post-closing adjustments. In addition the Company is required to provide additional contingent consideration, consisting of 33,695 shares of Common Stock and up to $600,000 in cash, to be paid to certain sellers if certain post-acquisition performance targets are met.

         In March 1998, the Company completed a pooling of interests transaction with EyeCare One and VIPA. In connection with the pooling transaction, the Company issued 1,109,806 shares of Common Stock, subject to post-closing adjustments, valued at approximately $10.5 million.

         Effective December 1, 1997, the Company completed the LaserSight Acquisition in exchange for aggregate consideration paid to the seller of approximately $13.0 million, consisting of $6.5 million in cash and 812,500 shares of Common Stock, subject to certain post-closing adjustments. The cash portion of the consideration paid by the Company for the LaserSight Acquisition was financed through a letter amendment to the Company's credit facility with Prudential Securities Credit Corporation. The LaserSight Acquisition was accounted for under the purchase method of accounting. The aggregate consideration paid by the Company for the LaserSight Acquisition was approximately $13.0 million consisting of $6.5 million in cash and 812,500 shares of Company common stock, subject to certain post-closing adjustments. The cash portion of the consideration paid by the Company for the LaserSight Acquisition was financed through a letter amendment to the Company's credit facility with Prudential Securities Credit Corporation. On March 11, 1998 the Company redeemed 168,270 shares of its Common Stock pursuant to the Stock Distribution Agreement from LaserSight, Inc. for an aggregate purchase price of approximately $1.5 million. Such shares were subsequently reissued by the Company in connection with the EyeCare One acquisition.

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

         The Company expects to continue to use its Common Stock as consideration for future acquisitions in conjunction with its expansion strategy, which will be a factor in the Company's future acquisitions, financial position and performance. The number of shares of Common Stock the Company is ultimately required to provide in connection with its acquisitions will be affected by the market price for its Common stock and the number of shares so provided can affect the Company's earnings per share.

         Currently many computer systems in use today were designed and developed using two digits, rather than four, to specify the calendar year and as a result, such systems are unable to recognize the year "2000". The inability of a computer system to recognize the year "2000" could cause many computer applications to fail or create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations that could be affected by the year "2000" computer system problem. Management believes that Block Vision's managed care computer systems have been updated to be year "2000" compliant. The Company has implemented a plan of action which it believes will make its other computer systems year "2000" compliant and the expense associated with such action is not expected to have a material effect on the Company's future financial condition and results of operations. The Company also expects to initiate communications with significant suppliers, customers and other third parties with which the Company does business, to minimize disruptions to the Company's operations resulting from the year "2000" problem and to ensure that year "2000" issues are satisfactorily resolved. There can be no assurances, however, that the computer systems of other companies may not have an adverse effect on the Company's operations. The Company expects to work with such parties to resolve or minimize year "2000" problems. The Company believes it currently has no material exposure to contingencies related to the year "2000" issue.

         The Company believes the effects of inflation have not had a material adverse impact on its operations or financial condition to date. Substantial increases in prices in the future, however, could have a material adverse effect on the Company's results of operations.

         Based upon the Company's anticipated capital needs for operation of its business, general corporate purposes, the acquisition of clinics and ASCs and repayment of certain indebtedness, management believes that the combination of the funds expected to be provided from the Company's operations, Credit Facility, supplemental borrowings and seller financing and the use of Common Stock in acquisitions will be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its growth strategy through at least 1998. The Company will continue to offer Common Stock, notes or combinations thereof as consideration for certain future mergers and acquisitions related to the growth of its LADS. After 1998, or in the event the Company's capital expenditures are greater than currently expected and to the extent additional capital resources are needed, the Company expects to utilize supplemental borrowings and/or the net proceeds from the offering of debt or equity securities.

              SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This 10-Q and certain information provided periodically in writing and orally by the Company's designated officers and agents contain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof used in this Prospectus are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Prospectus, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things; (i) the financial prospects of the Company, (ii) potential acquisitions by the Company and the successful integration of both completed and future acquisitions; (iii) the ability of the Company to efficiently and effectively manage its Managed Providers; (iv) the Company's financing plans including the Company's ability to obtain additional debt or raise equity capital; (v) trends affecting the Company's financial condition or results of operations including the company's stock price and its potential impact on the number of shares utilized in acquisitions and on future earnings per share; (vi) the Company's growth strategy and operating strategy; (vii) the Company's current and future managed care contracts; (viii) the Company's ability to continue to recruit Contract Providers, to convert Contract Providers to Managed Providers, and to maintain its relationships with Affiliated Providers; (ix) the Company's relationships with affiliated retail optical companies; (x) the Company's relationships with its buying group participants and suppliers of eye care products and supplies; and (xi) the Company's revenue run rate and the impact thereon of acquisitions by the Company. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:
(i) the Company experiencing future operating and net losses; (ii) any material inability of the Company to successfully integrate and profitably operate Block Vision and other acquisitions; (iii) any material inability of the Company to identify, consummate and integrate suitable acquisitions in conjunction with its growth strategy or to ultimately close pending and identified acquisitions; (iv) any material inability of the Company to acquire sufficient capital and financing to fund its growth strategy, (v) the inability of the Company to expand its managed care business, renew existing managed care contracts and maintain and expand its Contract Provider Network (vi) the Company's inability to negotiate managed care contracts with HMOs; (vii) the inability of the Company to successfully and profitably operate its managed care business; (viii) the managed practices' inability to operate profitably, (ix) changes in state and/or federal governmental regulations which could materially affect the Company's ability to operate or materially affect the Company's profitability,
(x) the inability of the Company to maintain or obtain required licensure in the states in which it operates and in the states in which it may seek to operate in the future, (xi) the inability of the Company to successfully obtain public and/or private investment capital to expand its operations; (xii) the Company's inability to meet its financing covenants and commitments; (xiii) consolidation of the Company's competitors, poor operating results by its competitors, or adverse governmental or judicial rulings against its competitors; (xiv) any failure by the Company to meet analysts expectations; (xv) the Company's stock price; and (xvi) any adverse change in the Company's medical claims to managed care revenue ratio and other factors including those identified in the Company's previous filings with the SEC. The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.

          Not applicable.

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) Sales of Unregistered Securities. The Company issued the following unregistered securities during the quarterly period ended June 30, 1998 in transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) because they did not involve any public offering.

          In April 1998, the Company issued 73,519 shares of Common Stock in connection with the acquisition of certain assets of Robert L. Garrett, O.D., P.C.

          In April 1998, the Company issued 126,183 shares of Common Stock in connection with the acquisition of certain assets of Master Eye Consultants, P.C.

          In April 1998, the Company issued 28,058 shares of Common Stock in connection with the acquisition of certain assets of Dr. Freed & Associates, P.A.

          In April 1998, the Company issued 13,080 shares of Common Stock in connection with the acquisition of certain assets of Mitchell Goldstein, O.D., P.A.

          In May 1998, the Company issued 1,348 shares of Common Stock in connection with the acquisition of certain assets of Richard A. Sills, P.A.

          In May 1998, the Company issued 21,710 shares of Common Stock in connection with the acquisition of certain assets of Lew L. Lindley, O.D.

          In May 1998, the Company issued 154,185 shares of Common Stock in connection with an amendment to the Business Management Agreement with Lindstrom, Samuelson & Hardten Ophthalmology Associates, P.A.

          In June 1998, the Company issued 81,022 shares of Common Stock in connection with the acquisition of certain assets of Nevada Eye Care Professionals.

          In June 1998, the Company issued 5,146 shares of Common Stock in connection with the acquisition of certain assets of Gail Schechter, O.D.

          In June 1998, the Company issued 35,631 shares of Common Stock in connection with the acquisition of certain assets of Visionary Charitable Remainder Trust.

          In June 1998, the Company issued 231,597 shares of Common Stock in connection with the acquisition of certain assets of Lanny B. Hale, Hale Center for the Vision Sciences, S.C., and LAH Charitable Remainder Trust.

          In June 1998, the Company issued 30,592 shares of Common Stock in connection with the acquisition of certain assets of Jerold S. Greenfield, O.D.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of shareholders of Vision Twenty-One, Inc. was held on June 8, 1998. At the meeting, the following actions were taken by the shareholders:

     1. Richard T. Welch was re-elected to serve as a Director of the Company, in accordance with the Company's By-laws. The voting on the resolution was as follows:

                  FOR                                               9,693,404
                  WITHHELD                                             26,810


     2. Herbert U. Pegues, II was re-elected to serve as a Director of the Company, in accordance with the Company's By-laws. The voting on the resolution was as follows:

                  FOR                                               9,693,404
                  WITHHELD                                             26,810

     3. Jeffrey I. Katz was re-elected to serve as a Director of the Company, in accordance with the Company's By-laws. The voting on the resolution was as follows:

                  FOR                                               9,693,404
                  WITHHELD                                             26,810

     4. The Company's Stock Incentive Plan was amended. The voting on the resolution was as follows:

                  FOR                                               9,254,644
                  AGAINST                                             447,935
                  ABSTAINED                                            16,835

     5. Authority was given to the Board of Directors to reallocate unused shares reserved under the Professional Stock Plan and the Stock Incentive Plan between such plans. The voting on the resolution was as follows:

                  FOR                                               9,418,570
                  AGAINST                                              61,555
                  ABSTAINED                                           239,289

     6. Ernst & Young was appointed as the Company's independent auditors until the conclusion of the 1999 Annual Meeting.

                  FOR                                               9,715,879
                  AGAINST                                               2,900
                  ABSTAINED                                               635

ITEM 5.   OTHER INFORMATION

Notice of Shareholder Proposal Deadline Date Under New Proxy Rule 14a-4 for the 1999 Annual Meeting

          The Company hereby notifies all shareholders that March 24, 1999 (the "Deadline") is the date after which notice of a shareholder sponsored proposal for consideration at the Company's 1999 meeting of shareholders (other than in respect of a nominee for election to the Board of Directors) submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, as amended, will be considered untimely under the new proxy Rule 14a-4(c)(1) issued by the Securities and Exchange Commission. A proposal submitted outside the processes of Rule 14a-8 is any shareholder proposal submitted for presentation at the next annual meeting of shareholders but not submitted for inclusion in the Company's proxy statement. Under Rule 14a-4(c)(1), if a proponent fails to notify the Company by the Deadline, then the management proxies will be permitted to use their discretionary voting authority if such proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement. With respect to shareholder proposals for consideration for inclusion in the Company's proxy statement for the 1999 annual meeting of shareholders, such shareholder proposals are still required to be submitted to the Company no later than January 8, 1999 as previously stated in the Company's May 8, 1998 proxy statement.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K.

(a)                Exhibits.  See Exhibit Index attached hereto.
(b)                Reports on Form 8-K.

                   The Company filed a report on Form 8-K on April 14, 1998 related to the Company's acquisition of EyeCare One Corp. The Company also filed a Form 8-K/A amendment to the Form 8-K on June 5, 1998 to include financial statements and proformas previously omitted.

                                 EXHIBIT INDEX


EXHIBIT
NUMBER         EXHIBIT
2.1*           Asset Purchase Agreement dated effective June 30, 1998 among Vision
               Twenty-One, Inc., Vision World, Inc., Russell Trenholme and Takako
               Trenholme. (2)

               (Schedules (or similar attachments) have been omitted and the Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.)

4.1* Amended and Restated Credit Agreement dated as of July 1, 1998 among Vision Twenty-One, Inc., the Banks Party Hereto and Bank of Montreal as Agent. (1)

               (The Company is not filing any instrument with respect to long-term debt that does not exceed 10% of the total assets of the Company and the Company agrees to furnish a copy of such instrument to the Commission upon request.)

10.1* Amended and Restated Credit Agreement dated as of July 1, 1998 among Vision Twenty-One, Inc., the Banks Party Hereto and Bank of Montreal as Agent, filed as Exhibit 4.1 to this Form 10-Q and incorporated herein by reference.

27.1           Financial Data Schedule for six months ended June 30, 1998
               (for SEC use only).

27.2           Restated Financial Data Schedule for the six months ended June
               30, 1997 (for SEC use only).

---------------

     *Previously filed as an Exhibit in the Company filing identified in the footnote following the Exhibit Description and incorporated herein by reference.

[1] Form 8-K filed July 10, 1998
[2] Form 8-K filed August 7, 1998

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Largo, State of Florida on August 14, 1998.


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