Form 10-Q
period 1998-09-30
VISION TWENTY ONE INC
filed 1998-11-17
CIK 1020258

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One) |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________
Commission file number: 0-22977

                             VISION TWENTY-ONE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

FLORIDA                                                           59-3384581
(STATE  OR  OTHER  JURISDICTION  OF  INCORPORATION  OR            (I.R.S. EMPLOYER IDENTIFICATION NO.)
ORGANIZATION)

7360 BRYAN DAIRY ROAD
LARGO, FLORIDA                                                     33777
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (727) 545-4300

                                 NOT APPLICABLE
           -----------------------------------------------------------
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

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

         The registrant had 15,032,438 Shares outstanding as of October 31, 1998.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                         THREE-MONTH PERIODS ENDED         NINE-MONTH PERIODS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                        --------------------------      ----------------------------
                                                            1997           1998              1997            1998
                                                        ------------   -----------      ------------    -----------
Revenues:
  LADS operations, net revenues....................     $ 11,697,616  $ 31,359,382     $  29,212,021    $  74,592,434
  Managed care.....................................        3,865,133    14,379,291        10,072,468       41,199,585
  Buying group.....................................               --    16,301,282                --       45,630,108
                                                        ------------   -----------      ------------    -------------
                                                          15,562,749    62,039,955        39,284,489      161,422,127
                                                        ------------   -----------      ------------    -------------

Operating expenses:
  LADS operating expenses..........................        9,734,673    27,525,200        24,741,998       62,229,689
  Medical claims...................................        3,081,461    10,342,666         8,123,846       29,933,959
  Cost of buying group sales.......................               --    15,515,651                --       42,955,721
  General and administrative.......................        1,759,623     4,167,624         4,744,622       12,100,166
  Depreciation and amortization....................          475,337     1,976,331         1,225,756        4,857,607
  Merger costs.....................................               --            --                --          508,443
                                                        ------------  ------------     -------------    -------------
                                                          15,051,094    59,527,472        38,836,222      152,585,585
                                                        ------------  ------------     -------------    -------------

Income from operations.............................          511,655     2,512,483           448,267        8,836,542
Interest expense...................................          247,627     1,755,995           842,027        3,491,176
                                                        ------------  ------------     -------------    -------------
Income (loss) before income taxes..................          264,028       756,488          (393,760)       5,345,366
Income taxes.......................................               --            --                --        1,720,000
                                                        ------------  ------------     -------------    -------------
Income (loss) before extraordinary charge..........          264,028       756,488          (393,760)       3,625,366
Extraordinary charge - early extinguishment
  Of debt, net of income taxes of $238,000 for 1998          323,346     1,250,322           323,346        1,647,512
                                                        ------------  ------------     -------------    -------------
Net income (loss)..................................     $    (59,318) $   (493,834)    $    (717,106)   $   1,977,854
                                                        ============  ============     =============    =============
Earnings (loss) per common share:
  Income (loss) before extraordinary charge             $       0.03  $       0.05     $       (0.06)   $        0.25
  Extraordinary charge.............................            (0.04)        (0.08)            (0.04)           (0.11)
                                                        ------------  ------------     -------------    -------------

Net income (loss) per common share.................     $      (0.01) $      (0.03)    $       (0.10)   $        0.14
                                                        ============  ============     =============    =============
Earnings   (loss)  per  common   share  -  assuming
dilution:                                               $       0.03  $       0.05     $       (0.06)   $        0.25
  Income (loss) before extraordinary charge                    (0.04)        (0.08)            (0.04)           (0.11)
                                                        ------------  ------------     -------------    -------------
  Extraordinary charge.............................
Net income (loss) per common share -
  Assuming dilution................................     $      (0.01) $      (0.03)    $       (0.10)   $        0.14
                                                        ============  ============     =============    =============

                  See accompanying notes to the condensed consolidated financial statements



                                          VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (UNAUDITED)
                                                                                              DECEMBER 31,       SEPTEMBER 30,
                                                                                                  1997                1998
                                                                                             ---------------     ---------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                                  $    4,048,358      $   10,671,985
  Accounts receivable due from:
     Buying group members, net of allowance for doubtful accounts of $33,000 and
      $48,000 at December 31, 1997 and September 30, 1998, respectively                           5,427,592           7,685,726
     Patients, net of allowances for uncollectible accounts and contractual adjustments
      of                                                                                          5,502,110           9,364,575
        $3,446,000 and $3,379,000 at December 31, 1997 and September 30, 1998,
      respectively......................................................................
     Managed Professional Associations..................................................          4,950,067          10,619,335
     Managed health benefits payors.....................................................          1,276,790           2,152,324
     Other  ............................................................................            165,292             104,973
  Inventory.............................................................................            936,242           3,415,719
  Prepaid expenses and other current assets.............................................          2,016,036           3,722,197
                                                                                             --------------      --------------
         Total current assets...........................................................         24,322,487          47,736,834
Fixed assets, net.......................................................................          8,626,964          14,788,922
Intangible assets, net of accumulated amortization of $1,131,501 and $4,138,245 at
  December 31,                                                                                   84,164,341         129,751,255
   1997 and September 30,1998, respectively.............................................
Cash  surrender  value of life  insurance,  net policy  loans of  $624,464  at  December            205,596                 --
  31,1997 ..............................................................................
Deferred tax assets.....................................................................          1,882,000           1,882,000
Other assets............................................................................          1,155,359           3,340,169
                                                                                             --------------      --------------
         Total assets                                                                        $  120,356,747      $  197,499,180
                                                                                             ==============      ==============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................     $    5,319,654      $    9,478,649
  Accrued expenses......................................................................          2,708,741           7,452,917
  Medical claims payable................................................................          3,555,195           3,808,936
  Accrued compensation..................................................................          1,381,497           3,339,534
  Accrued acquisition and offering costs................................................          1,045,905             103,835
  Due to Managed Professional Associations..............................................          1,938,309           3,262,768
  Due to selling shareholders...........................................................          2,811,809             245,440
  Current portion of deferred leasehold incentive.......................................             23,046              23,046
  Current portion of long-term debt.....................................................            104,371           2,406,716
  Current portion of obligations under capital leases...................................            566,084             412,503
                                                                                             --------------      --------------
         Total current liabilities......................................................         19,454,611          30,534,344

Deferred rent payable...................................................................            261,117             261,117
Obligations under capital leases........................................................            632,850             573,230
Long-term debt, less current portion....................................................         25,980,253          78,915,273
Deferred leasehold incentive............................................................            186,323             173,657
Deferred income taxes...................................................................          6,111,000           6,111,000
Stockholders' equity:
   Preferred stock, $.001 par value; 10,000,000 shares authorized:  no shares issued....                --                  --
   Common stock,  $.001 par value;  50,000,000 shares authorized;  13,529,892  (December
   31, 1997)                                                                                         13,530              14,797
      and 14,797,072 (September 30, 1998) shares issued and outstanding.................
  Additional paid in capital............................................................         76,416,476          87,759,624
  Deferred compensation.................................................................           (408,735)           (327,510)
  Notes receivable from stockholder.....................................................           (175,484)           (172,984)
  Treasury stock........................................................................                --
  Accumulated deficit...................................................................         (8,115,194)         (6,343,368)
                                                                                             --------------      --------------
         Total stockholders' equity.....................................................         67,730,593          80,930,559
                                                                                             --------------      --------------
         Total liabilities and stockholders' equity.....................................     $  120,356,747      $  197,499,180
                                                                                             ==============      ==============

                               See accompanying notes to the condensed consolidated financial statements

                                              VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
                                                                                         NINE-MONTH PERIODS ENDED
                                                                                               SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                         1997               1998
                                                                                     ------------       ------------
OPERATING ACTIVITIES
Net income (loss).............................................................       $   (717,106)     $  1,977,854
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
   Extraordinary charge - early extinguishment of debt........................            323,346         1,885,512
   Depreciation and amortization..............................................          1,225,756         4,857,607
   Amortization of loan fees..................................................             14,765           133,978
   Amortization of deferred leasehold                                                     (10,546)          (12,666)
   incentives
   Non-cash compensation expense..............................................             71,250           120,249
   Amortization of deferred compensation......................................             81,225                --
   Interest accretion.........................................................             41,477                --
   Changes in operating assets and liabilities, net of effects from business combinations:
     Accounts receivable, net.................................................         (4,344,299)       (8,750,513)
     Inventory................................................................           (424,368)       (1,842,832)
     Prepaid expenses and other current assets................................           (639,918)       (1,159,262)
     Other assets.............................................................           (110,697)         (841,957)
     Accounts payable.........................................................            141,702         3,473,978
     Accrued expenses.........................................................           (116,694)        5,143,810
     Accrued acquisition and offering costs...................................                 --                --
     Accrued compensation.....................................................            436,289         1,498,207
     Medical claims payable...................................................           (335,995)          260,332
     Due to Managed Professional Associations.................................          1,814,691         1,324,459
                                                                                     ------------      ------------
          Net cash provided by (used in) operating activities.................         (2,549,122)        8,068,756

INVESTING ACTIVITIES
Purchases of furniture and equipment, net.....................................         (1,114,802)       (7,444,320)
Loans made....................................................................                 --          (209,882)
Payments for acquisitions, net of cash acquired...............................           (727,000)      (40,140,381)
Payments for capitalized acquisition costs....................................         (3,928,495)       (3,389,266)
                                                                                     ------------       -----------
          Net cash used in investing activities...............................         (5,770,297)      (51,183,849)

FINANCING ACTIVITIES
Proceeds from sale of common stock............................................         19,530,000                --
Payments for offering costs...................................................         (1,473,539)               --
Proceeds from long term debt..................................................          2,532,000        81,231,457
Payments on long term debt....................................................         (9,806,381)      (27,176,397)
Net proceeds from credit facilities...........................................          4,874,000                --
Payments on credit facility...................................................         (4,874,000)               --
Net proceeds from issuance of senior notes and warrants.......................                 --                --
Payments for financing fees...................................................                 --        (2,649,248)
Proceeds from leasehold incentives............................................            220,000                --
Payments to acquire treasury stock............................................                 --        (1,548,084)
Sale of detachable stock purchase warrants and exercise of options............            126,000           124,040
Decrease in notes receivable, officers and shareholders.......................                 --             2,500
Capital distributions.........................................................           (461,650)         (245,548)
                                                                                     ------------      ------------
          Net cash provided by financing activities...........................         10,666,430        49,738,720
                                                                                     ------------      ------------

Increase in cash and cash equivalents.........................................          2,347,011         6,623,627
Cash and cash equivalents at beginning of period..............................            251,832         4,048,358
                                                                                     ------------      ------------
Cash and cash equivalents at end of period....................................       $  2,598,843      $ 10,671,985
                                                                                     ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest......................................       $    984,250      $  2,771,884
                                                                                     ============      ============

             See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998

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

         Operating results for the nine-month period ended September 30, 1998 are not necessarily an indication of the results that may be expected for the year ending December 31, 1998.

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

         Combined and separate results of the Company, EyeCare One and VIPA during the periods preceding the merger were as follows:

                   NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1997


                           VISION       EYECARE ONE      VIPA         COMBINED
                       -------------    -----------   ---------     ------------
Revenue                $29,443,761       $9,318,482    $522,246     $39,284,489
Extraordinary charge   $  (323,346)              --          --     $  (323,346)
Net income (loss)      $(1,349,625)      $  587,490    $ 45,029     $  (717,106)

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)

                     THREE-MONTH PERIOD ENDED MARCH 31, 1998

                          VISION         EYECARE ONE       VIPA       COMBINED
                       -----------       ------------    --------   ------------
Revenue                $44,431,577       $3,305,219      $215,396    $47,952,192
Extraordinary charge   $   397,190               --            --    $   397,190
Net income             $   583,641       $  153,917      $ 52,113    $   789,671

         The Company recorded merger costs of $508,000 ($318,000 net of tax) in the nine-month period ended September 30, 1998, or approximately $0.03 per diluted common share. The merger costs include professional fees and nonrecurring costs associated with executing the merger of operations.

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

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)

4.       EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share for income (loss) from continuing operations:

                                                      THREE-MONTH PERIODS ENDED          NINE-MONTH PERIODS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                    ----------------------------     -------------------------------
                                                        1997           1998               1997              1998
                                                   ------------    ------------      ------------     -------------
Numerator:
  Numerator  for  basic  and  diluted   earnings
  (loss)
   Per share-income (loss) available to common     $   264,028     $    756,488      $   (393,760)    $    3,625,366
   Stockholders.................................
Denominator:
   Denominator  for basic  earnings  (loss)  per
   share-weighted average shares................     8,053,858       14,592,694         6,920,835         14,218,838
                                                   -----------     ------------      ------------     --------------
Effect of dilutive securities:
   Stock options................................       239,228           98,849                --            150,132
   Warrants.....................................       276,150            9,602                --            125,403
   Nonvested stock..............................       139,127           60,372                --             80,399
                                                   -----------     ------------      ------------     --------------
Dilutive potential common shares................       654,505          168,823                --            355,934
                                                   -----------     ------------      ------------     --------------

  Denominator  for diluted  earnings  (loss) per
   share-adjusted  weighted-average  shares  and
   assumed conversions..........................     8,708,363       14,761,517         6,920,835         14,574,772
                                                   ===========     ============      ============     ==============
Basic earnings (loss) per common share..........   $      0.03     $       0.05      $      (0.06)    $         0.25
                                                   ===========     ============      ============     ==============
Diluted earnings (loss) common share............   $      0.03     $       0.05      $      (0.06)    $         0.25
                                                   ===========     ============      ============     ==============

5.        EXTRAORDINARY CHARGE

         On July 1, 1998 the Company entered into a new $100.0 million bank credit agreement with the Bank of Montreal as agent for a consortium of banks. The $100 million credit facility was used for early extinguishment of the Company's outstanding balance of approximately $48.3 million under its prior $50 million credit facility. In connection with the early extinguishment of the prior credit facility, the Company incurred an extraordinary charge of approximately $1.25 million for this early extinguishment of debt during the three month period ended September 30, 1998.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company provides a wide range of services to local area delivery systems ("LADS") established by the Company. LADS are developed to provide for integrated networks of optometrists, ophthalmologists, ASCs and retail optical centers which offer the full continuum of eye care services in local markets. The Company began operations in 1984, providing services to seven optometrists practicing at eight clinic locations. The Company currently provides its services to 40 LADS located in 27 states through which 5,800 Affiliated Providers deliver eye care services. Of these Affiliated Providers, 220 are Managed Providers, consisting of 172 optometrists and 48 ophthalmologists practicing at 183 clinic locations, 16 ambulatory surgical centers ("ASCs") and 5 refractive surgery centers. In addition, the Company has approximately 6,200 eye care professionals available for potential managed care business in future markets. The Company's Affiliated Providers, in conjunction with select national retail optical chains, deliver eye care services under the Company's 102 managed care contracts and 12 discount fee-for-service plans covering approximately 5.1 million exclusively contracted patient lives

RECENT DEVELOPMENTS

         For the past 18 months, the Company's primary focus has been on aggressively developing LADS and expanding LADS to new markets through acquisitions in order to provide for a complete continuum of easily accessible, high quality and affordable eye care services. This strategy of growth through acquisitions has successfully positioned the Company in its principal markets and the Company is now the largest full service eye care company in the United States. While the pipeline for acquisitions continues to be strong, the Company believes that there are significant internal growth and development opportunities available within existing LADS and as a result, the Company plans to slow down its acquisition pace and shift its primary focus. Among other things, the Company plans to focus on opening new de novo clinics and surgery centers, expanding managed care initiatives and expanding its refractive surgery programs to take advantage of the increased demand for refractive surgery and the higher margins associated with refractive surgery. Furthermore, the Company will focus on completing the integration of systems, processes and management to promote cost efficiencies within the Company and the LADS which is expected to provide the Company with significant costs savings in the future.

         In connection with its shift in focus towards internal growth, the Company recently announced its plan to sell the Buying Group Division, the expected near term addition of significant managed vision care contracts and the implementation of cost reduction strategies. The sale of the Buying Group Division is expected to close before year end, be mildly accretive to 1999 earnings and improve the Company's operating margins. The managed care contracts are expected to start up in 1999 and add in excess of 1 million lives to the Company with the potential for increasing gross profit by $1.5 - 2.0 million on an annual basis. Finally, an external consulting group has been hired to assist management in reviewing and implementing significant cost reduction opportunities through further streamlining and integration of systems, processes and resources of acquired business units. The Company expects to begin recognizing a portion of the benefits from the estimated $2.0 million in annualized cost savings in the fourth quarter of 1998 and to take a one time, as yet undetermined charge in that quarter.

         As recently announced, after experiencing delays the Company completed the installation of its new state of the art accounting management information systems in all of its clinic locations in early November which is designed to provide management with timely access to financial and operational data.
The Company expects to complete the implementation of the new systems in the remaining of its business units in January 1999. The delays in implementing the new information systems resulted in unexpected changes in estimates leading to management agreement accounting adjustments as well as unforeseen margin contractions in the Company's LADS operations. With respect to the margin contractions, the Company's acquisitions of a significant number of retail optical locations and primary eye care locations in those LADS the Company does not have affiliations with large retail optical companies, has resulted in a larger mix of retail optical and primary eye care business. Since those businesses tend to have lower margins, the Company experienced a decrease in its overall profit margins. The combination of the shift in business mix and change in accounting estimates resulted in lower overall LADS operating margins, but the Company currently believes that the effect of these margin pressures will not be as significant in the future as it was in the third quarter. The Company believes however, that the addition of these retail options and primary eye care locations will ultimately benefit the Company by serving as an important access point to its LADS for fee-for-service and refractive surgery patients and better positioning of the Company to attract managed care business.

1998 ACQUISITIONS

         To date in 1998 and in addition to the other acquisitions finalized or pending and described below, the Company completed the acquisition of the business assets of 54 optometry clinics, 9 ophthalmology clinics, 1 ambulatory surgical center, 2 refractive centers and 40 optical dispensaries located in Texas, Arizona, New Jersey, Florida, Nevada, Minnesota and Wisconsin. Business assets consist of certain non-medical and non-optometric assets, including accounts receivable, leases, contracts, equipment and other tangible and intangible assets. Concurrently with these acquisitions, the Company entered into long-term management agreements ("Management Agreements") with the related professional associations employing 65 optometrists and 5 ophthalmologists. These acquisitions were accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company closed the acquisition of all of the outstanding stock of The Complete Optical Laboratory, Ltd., Corp., located in New Jersey which services the New Jersey optometry clinics acquired by the Company and the Company closed the acquisition of substantially all of the business assets of a managed care company located in Florida servicing more than 82,700 patient lives. These acquisitions were accounted for under the purchase method of accounting. Such acquisitions are collectively referred to herein as the "1998 Acquisitions." In connection with these acquisitions, the Company provided aggregate consideration of approximately $37.5 million, consisting of approximately 1.6 million shares of Common Stock and approximately $21.9 million in cash and promissory notes in the aggregate principal amount of $1.3 million, subject to closing adjustments. In addition, the Company is required to provide additional contingent consideration consisting of 301,583 shares of Common Stock and up to $2.1 million in cash, to be paid to certain sellers if certain post-acquisition performance targets are met. On a pro forma basis, had the 1998 Acquisitions occurred at the beginning of 1997, the Company would have recorded $55.8 million and $41.8 million in revenue for 1997 and the nine months ended September 30, 1998.

         The Company completed the acquisition of American SurgiSite Centers, Inc., an ambulatory surgery center developer, management and consulting company located in New Jersey, effective September 1, 1998. American SurgiSite manages eight ambulatory surgery facilities. In connection with this transaction, the Company paid $1.65 million in cash and 235,366 shares. In addition, the Company is required to provide additional contingent consideration of up to $3,070,000 if certain post acquisition performance targets are met. On a pro forma basis, had the 1998 Acquisitions occurred at the beginning of 1997, the Company would have recorded $4.8 million and $3.6 million in revenue for 1997 and the nine months ended September 30, 1998.

         The Company completed the acquisition of Vision World, a retail optical chain located in Minneapolis, Minnesota, effective June 30, 1998. Vision World consists of 38 retail clinics and 30 optometrists. In connection with this transaction, the Company paid $15.6 million in cash, net of cash acquired. In addition, the Company is required to provide additional contingent consideration of up to $600,000 in cash if certain post-acquisition performance targets are met. On a pro forma basis, had the 1998 Acquisitions occurred at the beginning of 1997, the Company would have recorded $27.4 million and $20.6 million in revenue for 1997 and the nine months ended September 30, 1998.

         In March 1998, the Company completed a transaction with EyeCare One Corp. ("EyeCare One") and Vision Insurance Plan of America, Inc. ("VIPA"). EyeCare One was the parent company of Stein Optical which operates 16 optometric retail locations in Milwaukee, Wisconsin. VIPA holds a single service insurance license and delivers vision care benefits to approximately 19,000 patient lives in Wisconsin. These transactions were accounted for by the

Company as a pooling of interests. The costs of approximately $508,000 incurred in connection with these transactions were charged to expense. In connection with these transactions, the Company issued 1,109,806 shares of Common Stock, subject to closing adjustments, valued at approximately $10.5 million.

ADDITIONAL OVERVIEW

         The Company enters into long-term Management Agreements with the professional associations or corporations ("Managed Professional Associations") pursuant to which the Company is the sole provider of comprehensive management, business and administrative services for the non-professional aspects of the professional practices which obligate the Company to provide certain facilities, equipment, accounting services, purchasing, assistance in managed care, contract negotiations, management and clinical personnel information systems, training, and billing and collection services. Under substantially all of the Company's Management Agreements, management fees utilized in management relationships (i) with ophthalmology practices range from 20% to 37% of the Managed Professional Association's gross revenues after deducting from such revenues all expenses of the clinic other than those related to shareholders of the Managed Professional Associations, and (ii) with optometrists range from 50% to 87% of gross revenues of a practice and the Company is required to pay generally all of the expenses at the clinic with the exception of professional salaries and benefits. The practice management fees earned by the Company pursuant to these Management Agreements fluctuate depending on variances in clinic revenues and expenses of the Managed Professional Association. The Managed Professional Associations derive their revenues from fees received for the use of ASCs and sales of optical goods. The Managed Professional Associations currently receive revenues from a combination of sources, including capitation payments from managed care companies and government funded reimbursements (Medicare and Medicaid).

         At the time the Company consummates an acquisition, the Company generally receives a flat fee for the initial steps required to commence the integration of the acquisition.

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

1997 ACQUISITIONS

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

         Effective October 31, 1997, the Company acquired all of the issued and outstanding stock of BBG-COA, Inc. ("Block Vision") (the "Block Acquisition"). Block Vision provides administration services on behalf of managed vision care plans for a nationwide network of 5,171 Contract Providers who provide eye care services pursuant to 58 capitated and five discount fee-for-service managed care contracts covering over 2.1 million exclusively contracted patient lives. The Block Acquisition has enabled the Company to establish 28 new LADS for future development. Furthermore, Block Vision has established a network of approximately 4,500 additional credentialed Contract Providers, and another 1,400 Contract Providers in the process of being credentialed, to provide eye care services to capture future managed care business in anticipated new local markets. In addition, Block Vision operates a Buying Group Division which provides billing and collection services to suppliers of optical products. The Block Acquisition was accounted for under the purchase method of accounting. The aggregate consideration paid by the Company was approximately $35.0 million, consisting of $25.6 million in cash, 458,365 shares of Common Stock, subject to certain post-closing adjustments, and 219,633 shares of Common Stock to be held in escrow as contingent consideration, of which 109,816 shares of Common Stock are to be delivered by the Company to the sellers if earnings before interest, taxes, depreciation and amortization ("EBITDA") of Block Vision reaches $4.5 million for the year ended December 31, 1998. The remaining 109,817 shares will be deliverable on a pro rata escalating basis if Block Vision reaches $4.5 million of EBITDA for 1998 with the full contingent consideration deliverable upon Block Vision attaining $4.9 million of EBITDA for 1998.

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

                                                 THREE-MONTH PERIODS ENDED           NINE-MONTH PERIODS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                             -------------------------------    -------------------------------
                                                   1997            1998               1997            1998
                                             --------------- ---------------    --------------- ---------------
 Revenues:
   LADS operations, net revenues..........         75.2 %          50.5 %             74.4 %           46.2 %
   Managed care...........................         24.8            23.2               25.6             25.5
   Buying group...........................          0.0            26.3                0.0             28.3
                                                  -----           -----              -----            -----
          Total revenues                          100.0           100.0              100.0            100.0
                                                  -----           -----              -----            -----
 Operating expenses:
   LADS operating expenses................         62.6            44.4               63.0             38.6
   Medical claims.........................         19.8            16.7               20.7             18.5
   Cost of buying group sales.............          0.0            25.0                0.0             26.6
   General and administrative.............         11.3             6.7               12.1              7.5
   Depreciation and amortization..........          3.0             3.1                3.1              3.0
   Merger costs...........................          0.0             0.0                0.0              0.3
                                                  -----           -----              -----            -----
         Total operating expenses                  96.7            95.9               98.9             94.5
                                                  -----           -----              -----            -----
 Income from operations...................          3.3             4.1                1.1              5.5
 Interest expense.........................          1.6             2.9                2.1              2.2
                                                  -----           -----              -----            -----
 Income (loss) before income taxes                  1.7             1.2              (1.0)              3.3
 Income taxes.............................          0.0             0.0                0.0              1.1
                                                  -----           -----              -----            -----
 Income (loss) before extraordinary charge          1.7             1.2              (1.0)              2.2
 Extraordinary charge - early
 extinguishment of debt, net of income
 taxes of $238,000 for 1998...............          2.1             2.0                0.8              1.0
                                                  -----           -----              -----            -----
          Net income (loss)...............         (0.4)%          (0.8) %            (1.8)%            1.2 %
                                                  =====           =====             ======            =====
 Medical claims ratio.....................         79.7 %          71.9 %             80.7 %           72.7 %
                                                  =====           =====             ======            =====


Three-Month Period Ended September 30, 1998 Compared to Three-Month Period Ended September 30, 1997

         Revenues. Revenues increased 298.7% from $15.6 million for the three months ended September 30, 1997 to $62.0 million for the three months ended September 30, 1998. This increase was caused primarily by an increase in LADS operations net revenues attributable to the 1997 Acquisitions, the LaserSight Acquisition, the 1998 Acquisitions and the Vision World acquisition, which accounted for $19.7 million of the increase; an increase in buying group revenues attributable to the Block Acquisition which accounted for $16.3 million of the increase; an increase in managed care revenues attributable to the Block Acquisition, the MEC Acquisition; and the addition of three capitated contracts and the expansion of an existing contract which accounted for $10.5 million of the increase. Comparable clinic revenues increased 7% over 1997 levels for practices managed by the Company for the entire year. Managed care revenues on a comparable basis increased 41% over 1997 levels for business units operated by the Company for the entire year.

         LADS Operating Expenses. LADS operating expenses increased 182.8% from $9.7 million for the three months ended September 30, 1997 to $27.5 million for the three months ended September 30, 1998. LADS operating expenses consist of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, and other general and administrative costs related to the operation of clinics and ASCs. This increase was caused primarily by the 1997 Acquisitions, the LaserSight Acquisition and the 1998 Acquisitions. As a percentage of LADS operations net revenues, LADS operating expenses increased from 83.2% for the three months ended September 30, 1997 to 87.8% for the three months ended September 30, 1998. This increase was caused primarily by the 1997 Acquisitions, the LaserSight Acquisition and the 1998 Acquisitions.

         Medical Claims. Medical claims expense increased 235.6% from $3.1 million for the three months ended September 30, 1997 to $10.3 million for the three months ended September 30, 1998. The Company's medical claims ratio decreased from 79.7% for the three months ended September 30, 1997 to 71.9% for the three months ended September 30, 1998. This decrease was caused primarily by the increase in vision care wellness service contracts from medical, surgical and facility eye care service contracts. As a percentage of managed care revenues, vision care wellness service contracts increased from 11.7% for the three months ended September 30, 1997 to 52.0% for the three months ended September 30, 1998. Medical claims expense consists of payments by the Company to its Affiliated Providers for vision care wellness services, medical and surgical eye care services and facility services. These payments are based on fixed payments per member per month, a pro rata share of managed care capitated payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules. Capitated payments and pro rata payments collectively represented 37.1% and fee-for-service claims represented 62.9% of total medical claims expense for the three-month period ended September 30, 1998

         Cost of Buying Group Sales. Cost of buying group sales were incurred by the Company as a result of its acquisition of Block Vision. The cost of buying group sales consists of the costs of various optical products which are shipped directly to the providers of eye care services.

         General and Administrative Expenses. General and administrative expenses increased 136.8% from $1.8 million for the three months ended September 30, 1997 to $4.2 million for the three months ended September 30, 1998. This increase was caused primarily by an increase in corporate staff necessary to support the Company's expanded practice management and managed care business and increases in travel expenses, professional fees and occupancy costs. Salaries, wages and benefits expense consist of expenses related to management and administrative staff located at the Company's corporate headquarters and regional offices. As a percentage of revenues, general and administrative expenses decreased from 11.3% for the three months ended September 30, 1997 to 6.7% for the three months ended September 30, 1998. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business.

         Depreciation and amortization. Depreciation and amortization expense increased from $475,000 for the three months ended September 30, 1997 to $2.0 million for the three months ended September 30, 1998. As a percentage of revenues, depreciation and amortization expense increased from 3.0% for the three months ended September 30, 1997 to 3.1% for the three months ended September 30, 1998. This increase was caused primarily by the amortization of intangibles attributable to the 1997 Acquisitions, the 1998 Acquisitions, the Vision World acquisition, the LaserSight Acquisition and the Block Acquisition.

         Interest Expense. Interest expense increased 609.1% from $248,000 for the three months ended September 30, 1997 to $1.8 million for the three months ended September 30, 1998. The increase was caused by an increase in the debt outstanding from $26.1 million at September 30, 1997 to $82.3 million at September 30, 1998.

Nine-Month Period Ended September 30, 1998 Compared to Nine-Month Period Ended September 30, 1997

         Revenues. Revenues increased 310.9% from $39.3 million for the nine months ended September 30, 1997 to $161.4 million for the nine months ended September 30, 1998. This increase was caused primarily by an increase in LADS operations net revenues attributable to the 1997 Acquisitions, the LaserSight Acquisition, the 1998 Acquisition and the Vision World acquisition, which accounted for $45.4 million of the increase; an increase in buying group revenues attributable to the Block Acquisition which accounted for $45.6 million of the increase; an increase in managed care revenues attributable to the Block Acquisition, MEC acquisition; and the addition of three capitated contracts and the expansion of an existing contract which accounted for $31.1 million of the increase. Comparable clinic revenues increased approximately 11% over 1997 levels for practices managed by the Company for the entire year. Managed care revenues on a comparable basis increased 43.1% over 1997 levels for business units operated by the Company for the entire year.

         LADS Operating Expenses. LADS operating expenses increased 151.5% from $24.7 million for the nine months ended September 30, 1997 to $62.2 for the nine months ended September 30, 1998. LADS operating expenses consist of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, and other general and administrative costs related to the operation of clinics and ASCs. This increase was caused primarily by the 1997 Acquisitions, the LaserSight Acquisition and the 1998 Acquisitions. As a percentage of LADS operations net revenues, LADS operating expenses decreased from 84.7% for the nine months ended September 30, 1997 to 83.4% for the nine months ended September 30, 1998. This decrease was caused primarily by the 1997 Acquisitions, the LaserSight Acquisition and the 1998 Acquisitions.

         Medical Claims. Medical claims expense increased 268.5% from $8.1 million for the nine months ended September 30, 1997 to $29.9 million for the nine months ended September 30, 1998. The Company's medical claims ratio decreased from 80.7% for the nine months ended September 30, 1997 to 72.7% for the nine months ended September 30, 1998. This decrease was caused primarily by the increase in vision care wellness service contracts from medical, surgical and facility eye care service contracts. As a percentage of managed care revenues, vision care wellness service contracts increased from 11.8% for the nine months ended September 30, 1997 to 50.9% for the nine months ended September 30, 1998. Medical claims expense consists of payments by the Company to its Affiliated Providers for vision care wellness services, medical and surgical eye care services and facility services. These payments are based on fixed payments per member per month, a pro rata share of managed care capitated payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules. Capitated payments and pro rata payments collectively represented 36.6% and fee-for-service claims represented 63.4% of total medical claims expense for the nine-month period ended September 30, 1998.

         Cost of Buying Group Sales. Cost of buying group sales were incurred by the Company as a result of its acquisition of Block Vision. The cost of buying group sales consists of the costs of various optical products which are shipped directly to the providers of eye care services.

         General and Administrative Expenses. General and administrative expenses increased 155.1% from $4.7 million for the nine months ended September 30, 1997 to $12.1 million for the nine months ended September 30, 1998. This increase was caused primarily by an increase in corporate staff necessary to support the Company's expanded practice management and managed care business and increases in travel expenses, professional fees and occupancy costs. Salaries, wages and benefits expense consist of expenses related to management and administrative staff located at the Company's corporate headquarters and regional offices. As a percentage of revenues, general and administrative expenses decreased from 12.1% for the nine months ended September 30, 1997 to 7.5% for the nine months ended September 30, 1998. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business.

         Depreciation and amortization. Depreciation and amortization expense increased from $1.2 million for the nine months ended September 30, 1997 to $4.9 million for the nine months ended September 30, 1998. As a percentage of revenues, depreciation and amortization expense decreased from 3.1% for the nine months ended September 30, 1997 to 3.0% for the nine months ended September 30, 1998. This decrease was caused primarily by the amortization of intangibles attributable to the 1997 Acquisitions, the 1998 Acquisitions, the LaserSight Acquisition and the Block Acquisition.

         Merger Costs. Merger costs were incurred as a result of the EyeCare One and VIPA pooling of interests and consist primarily of professional fees.

         Interest Expense. Interest expense increased 314.3% from $842,000 for the nine months ended September 30, 1997 to $3.5 million for the nine months ended September 30, 1998. The increase was caused by an increase in the debt outstanding from $26.1 million at September 30, 1997 to $82.3 million at September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings and private debt and equity financings. Net cash used in operating activities for the nine months ended September 30, 1997 was $2.5 million as compared to net cash provided by operating activities of $8.1 million for the nine months ended September 30, 1998. Net cash provided from operating activities for the nine months ended September 30, 1998 resulted primarily from an increase in operating income for the period.

         Net cash used in investing activities for the nine months ended September 30, 1997 and 1998 was $5.8 million and $51.0 million, respectively, and resulted from payments for acquisitions, furniture and equipment and capitalized acquisition costs.

         Net cash provided by financing activities for the nine months ended September 30, 1997 and 1998 was $10.7 million and $49.7 million, respectively. The amounts for 1997 and 1998 were attributable to debt and equity financings and higher levels of institutional borrowings to support the Company's internal expansion and acquisition activities.

         On January 30, 1998 the Company entered into a five year, $50.0 million bank credit agreement (the "Credit Agreement") with the Bank of Montreal as agent (the "Agent") for a consortium of banks. The Credit Agreement, which matures in January, 2003, provided the Company with a revolving credit facility component in an aggregate amount of up to $10.0 million and a term loan component in an aggregate amount of up to $40.0 million. The Credit Agreement is secured by a pledge of the stock of substantially all of the Company's subsidiaries and the assets of the Company and certain of its subsidiaries and is guaranteed by certain of the Company's subsidiaries. The Credit Agreement contains negative and affirmative covenants and agreements which place restrictions on the Company regarding disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as requiring the maintenance of certain financial ratios. The interest rate on the Credit Agreement is, at the option of the Company, either (i) the London InterBank Offered Rate plus an applicable margin rate, (ii) the greater of (a) the Agent's prime commercial rate or (b) the "federal funds" rate plus 0.5%, or (iii) a fixed rate loan as determined by the Agent at each time of borrowing. At the closing of the Credit Agreement the Company used approximately $26.9 million of its available borrowing to repay the outstanding balance under the Company's Bridge Credit Facility with Prudential Credit and related accrued interest and transaction costs. The Company had used approximately $48.3 million of its available borrowings under the Credit Agreement which was repaid with proceeds for the Credit Facility.

         On July 1, 1998 the Company entered into a restated $100.0 million bank credit agreement with the Bank of Montreal as agent for a consortium of banks. Credit Facility was used in part to early extinguish the Company's outstanding balance of approximately $48.3 million under its prior Credit Agreement. The remaining balance under the new Credit Facility shall be principally utilized for acquisitions, as well as working capital and general corporate purposes. The facility includes a seven year term loan for $70 million and a $30 million five year revolving and acquisition facility. Other terms and conditions were substantially the same as the prior agreement with a slightly higher margin spread on the seven year term portion of the Credit Facility. As of September 30, 1998 the Company had used approximately $79.6 million of its available borrowings under the Credit Facility and had an available balance of approximately $20.4 million.

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

         To date in 1998, the Company completed the 1998 Acquisitions and, in connection with the 1998 Acquisitions, the Company provided aggregate consideration of approximately $37.5 million consisting of 1.6 million shares of Common Stock, $21.9 million in cash and promissory notes in the aggregate principal amount of approximately $1.3 million, subject to post-closing adjustments. In addition the Company is required to provide additional contingent consideration, consisting of 301,583 shares of Common Stock and up to $2.1 million in cash, to be paid to certain sellers if certain post-acquisition performance targets are met.

         Effective September 1, 1998, the Company completed the acquisition of American SurgiSite Centers, Inc., an ambulatory surgery center developer, management and consulting company located in New Jersey. In connection with this transaction, the Company paid $1.65 million in cash and 235,366 shares. In addition, the Company is required to provide additional contingent consideration of up to $3,070,000 if certain post acquisition performance targets are met.

         Effective June 30, 1998, the Company completed the acquisition of Vision World, a retail optical chain located in Minneapolis, Minnesota, effective June 30, 1998. In connection with this transaction, the Company paid $15.6 million in cash, net of cash acquired. In addition, the Company is required to provide additional contingent consideration of up to $600,000 in cash if certain post-acquisition performance targets are met.

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

         The Company has grown significantly with acquisitions funded with stock of the Company. The Company's credit facility requires that 40% of the Company's stock is to be used in acquisitions. The Company expects to continue to use its Common Stock as consideration for future acquisitions in conjunction with its expansion strategy where it believes the transaction will be accretive, which will be a factor in the Company's future acquisitions, financial position and performance. The number of shares of Common Stock the Company is ultimately required to provide in connection with its acquisitions and the Company's continued ability to use stock in acquisitions will be affected by the market price for its Common stock and the number of shares so provided will affect the Company's earnings per share.

         The Company believes the effects of inflation have not had a material adverse impact on its operations or financial condition to date. Substantial increases in prices in the future, however, could have a material adverse effect on the Company's results of operations.

         Based upon the Company's anticipated capital needs for operation of its business, general corporate purposes, the acquisition of clinics and ASCs and repayment of certain indebtedness, management believes that the combination of the funds expected to be provided from the Company's operations, sale of the Block Buying Group, Credit Agreement, supplemental borrowings to the extent available, seller financing and the use of Common Stock in acquisitions (to the degree accretiveness is likely) will be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its business plan for a period of approximately twelve months. While the Company currently expects to slow down its acquisition pace for the immediate future, the Company will continue to offer Common Stock, notes or combinations thereof as consideration for certain future mergers and acquisitions related to the growth of its LADS. After the twelve-month period, or in the event the Company's capital expenditures are greater than currently expected and to the extent additional capital resources are needed, the Company expects to utilize supplemental borrowings to the extent available and/or the net proceeds, if feasible, from the offering of debt or equity securities.

YEAR 2000 READINESS DISCLOSURE

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

         The Company also expects to initiate communications with significant suppliers, customers and other third parties with which the Company does business, to minimize disruptions to the Company's operations resulting from the year "2000" problem and to ensure that any significant year "2000" issues are satisfactorily resolved. There can be no assurances that the failure of computer systems of third parties as a result of the year "2000" problem will not have an adverse effect on the Company's operations. The Company expects to work with such parties to resolve or minimize year "2000" problems. The Company believes it currently has no material exposure to contingencies related to the year "2000" issue.

               SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         This 10-Q and certain information provided periodically in writing and orally by the Company's designated officers and agents contain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof used in this Prospectus are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Prospectus, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things; (i) the financial prospects of the Company, (ii) potential acquisitions by the Company and the successful integration of both completed and future acquisitions; (iii) the ability of the Company to efficiently and effectively manage its Managed Providers; (iv) the Company's financing plans including the Company's ability to raise additional debt and equity capital; (v) trends affecting the Company's financial condition or results of operations including the company's stock price and its potential impact on the number of shares utilized in acquisitions and on future earnings per share; (vi) the Company's growth strategy and operating strategy, (vii) the Company's current and future managed care contracts; (viii) the Company's ability to continue to recruit Contract Providers, to convert Contract Providers to Managed Providers, and to maintain its relationships with Affiliated Providers; (ix) the Company's relationships with affiliated retail optical companies; (x) the Company's timing of the sale of Buying Group Division and the impact thereof on the Company's earnings; (xi) the Company's revenue run rate and the impact thereon of acquisitions by the Company and (xii) the Company's cost savings and reduction plans. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) the Company experiencing future operating and net losses; (ii) any material inability of the Company to successfully integrate and profitably operate Block Vision and other acquisitions; (iii) any material inability of the Company to identify, consummate and integrate suitable acquisitions in conjunction with its growth strategy or to ultimately close pending and identified acquisitions; (iv) any material inability of the Company to acquire sufficient capital and financing to fund its growth strategy, (v) the inability of the Company to expand its managed care business, renew existing managed care contracts and maintain and expand its Contract Provider Network (vi) the Company's inability to negotiate managed care contracts with HMOs; (vii) the inability of the Company to successfully and profitably operate its managed care business; (viii) the managed practices' inability to operate profitably, (ix) changes in state and/or federal governmental regulations which could materially affect the Company's ability to operate or materially affect the Company's profitability, (x) the inability of the Company to maintain or obtain required licensure in the states in which it operates and in the states in which it may seek to operate in the future, (xi) the inability of the Company to successfully obtain public and/or private investment capital to expand its operations; (xii) the Company's inability to meet its financing covenants and commitments; (xiii) consolidation of the Company's competitors, poor operating results by its competitors, or adverse governmental or judicial rulings against its competitors; (xiv) any failure by the Company to meet analysts expectations; (xv) the inability of the Company to realize any significant benefits from cost savings or achieve cost reductions;
(xvi) the non-compliance or readiness of third parties with respect to year "2000" issues; (xvii) the inability of the Company to consummate the sale of the Buying Group Division; and (xviii) any adverse change in the Company's medical claims to managed care revenue ratio and other factors including those identified in the Company's previous filings with the SEC. The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this 10-Q or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.

         Not applicable.

PART II -OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (c) Sales of Unregistered Securities. The Company issued the following unregistered securities during the quarterly period ended September 30, 1998 in transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) because they did not involve any public offering.

         In August 1998, the Company issued 49,653 shares of Common Stock in connection with the acquisition of New Prague Vision Clinic, P.A.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)       Exhibits.  See Exhibit Index attached hereto.

         (b)       Reports on Form 8-K

         During the quarterly period ended September 30, 1998, the Company filed reports on Form 8-K on (i) July 10, 1998 to report the Bank of Montreal $100.0 million credit agreement; (ii) August 10, 1998 to report the closing of the Vision World acquisition; and (iii) August 20, 1998 to report the restated financial statements resulting from the Company's pooling of interests transaction.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            EXHIBIT
4.1*              Amended and  Restated  Credit  Agreement  dated as of July 1,
                  1998 among Vision Twenty-One, Inc. the Banks Party Hereto and
                  Bank of Montreal as Agent. (1)

                  (The Company is not filing any instrument with respect to long-term debt that does not exceed 10% of the total assets of the Company and the Company agrees to furnish a copy of such instrument to the Commission upon request.)

10.1*             Amended and Restated Credit Agreement dated as of July 1,
                  1998 among Vision Twenty-One, Inc. the Banks Party Hereto and Bank of Montreal as Agent, filed as Exhibit 4.1 to this Form 10-Q and incorporated herein by reference.

27.1              Financial  Data Schedule for nine months ended  September 30,
                  1998 (for SEC use only).

27.2              Restated  Financial Data Schedule for the nine months ended
                  September 30, 1997 (for SEC use only).

---------------
[FN]
     *Previously filed as an Exhibit in the Company filing identified in the footnote following the Exhibit Description and incorporated herein by reference.

[1] Form 8-K filed July 10 1998

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Largo, State of Florida on November 16, 1998.


                             VISION TWENTY-ONE, INC.
                             Registrant

                             By:  /s/ Richard T. Welch
                                ------------------------------------------------
                                      Richard T. Welch, Chief Financial
                                      Officer (The Principal Accounting
                                      Officer and Duly Authorized Officer)