Form 10-K
period 1998-12-31
VISION TWENTY ONE INC
filed 1999-06-18
CIK 1020258

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998    COMMISSION FILE NUMBER: 000-22977

                             ---------------------

                            VISION TWENTY-ONE, INC.
             (Exact name of Registrant as specified in its charter)

                    FLORIDA                                        59-3384581
           (State or jurisdiction of                            (I.R.S. employer
        incorporation or organization)                         identification no.)

             7360 BRYAN DAIRY ROAD
                   SUITE 200
                LARGO, FLORIDA                                        33777
   (Address of principal executive offices)                        (Zip code)

       Registrant's telephone number, including area code: (727) 545-4300

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, PAR VALUE $.001
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on May 31, 1999, was $30,063,904 based upon the closing price of such shares on such date on the Nasdaq Stock Market's National Market. As of May 31, 1999, there were 15,147,588 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement to be used in connection with the Registrant's 1999 Annual Meeting of Shareholders, which was filed with the Commission on April 30, 1999, are incorporated by reference in
Part III, Items 10-13 of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            VISION TWENTY-ONE, INC.
                        1998 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
ITEM 1.   BUSINESS....................................................    1
ITEM 2.   PROPERTIES..................................................    7
ITEM 3.   LEGAL PROCEEDINGS...........................................    8
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    8
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................    9
ITEM 6.   SELECTED FINANCIAL DATA.....................................   10
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS...................................   11
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK........................................................   23
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   25
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND DISCLOSURE..............................................   54
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   54
ITEM 11.  EXECUTIVE COMPENSATION......................................   54
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   54
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   54
ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
          FORM 8-K....................................................   55

                                     PART I

ITEM 1.  BUSINESS

GENERAL.

     Vision Twenty-One, Inc. (the "Company") develops and manages local area eye care delivery systems ("LADS(SM)") in 40 markets. LADS involve contractual affiliations with local optometrists and ophthalmologists (the "Affiliated Providers") to provide primarily vision care and refractive surgery at independent or company-owned clinics and surgery centers. Additionally, the Company develops retail distribution channels for its LADS through owning or affiliating with retail optical chains, and develops managed care distribution channels for its LADS through contracting with local health plans and other third party payors.

     The Company's LADS operation revenue is primarily derived through a wide range of services earned at and through ownership interests in, or strategic affiliations at eye care clinics, refractive surgery centers ("RSCs"), retail optical locations and ambulatory surgical centers ("ASCs") and or management agreements with select Affiliated Providers ("Managed Providers"). The Company also earns revenue by entering into capitated managed care contracts with third-party insurers and payors and by administering indemnity fee-for-service plans. As of March 31, 1999, the Company had managed care contracts and discount fee-for-service plans covering approximately 5.2 million exclusively contracted patient lives.

     The Company initially grew in establishing its local delivery systems with primary focus on integration of optometry and ophthalmology practices into the system with correlated practice management services. While the Company continues to provide these services and considers its management relationships key to its delivery systems, the Company is now focused on leveraging the benefits of its delivery system in order to take advantage of the rapidly growing vision care sector, principally through its refractive care programs and development of surgery centers.

     Vision Twenty-One, Inc. was incorporated in Florida on May 9, 1996. Its principal operating subsidiaries consist of Vision 21 Managed Eye Care of Tampa Bay, Inc. ("Vision 21 MCO"), Vision 21 Physician Practice Management Company, Inc. ("Vision 21 PPMC") and BBG-COA, Inc. and its subsidiaries ("Block Vision"). Vision 21 PPMC and Vision 21 MCO were merged with the Company in November 1996. In the merger, all of the outstanding shares of stock of Vision 21 PPMC and Vision 21 MCO which were owned by certain executive officers and directors of the Company, were exchanged for Common Stock of the Company. The principal executive office of the Company is located at 7360 Bryan Dairy Road, Suite 200, Largo, Florida 33777, and its telephone number is (727) 545-4300.

THE VISION TWENTY-ONE LOCAL AREA DELIVERY SYSTEM ("LADS")

     The Company's goal is to enable each of its LADS to capture the leading market share of fee-for-service patients and managed care members. To achieve its goal, the Company is focused on the following strategies: (i) developing LADS in order to provide for a complete continuum of easily accessible, high quality and affordable eye care services; (ii) leveraging its LADS delivery system to increase patient revenue and cost efficiencies for each LADS through refractive care, managed care and other related vision care development initiatives; and (iii) expanding into select new markets to create regional networks of LADS.

     The Company's primary focus is in vision care with a particular emphasis on refractive initiatives. This continuum of eye care services begins with primary eye care services provided by optometrists practicing at free-standing clinics, optometrists located in retail optical locations and primary care ophthalmologists. In order to provide greater access for patients seeking primary eye care, the Company affiliates with both optometrists and retail optical centers.

     Once patients have initially accessed a LADS to obtain primary eye care services, they are positioned to move within the LADS to the next appropriate level of eye care. Refractive care and related vision care will be important elements of these services. The Company affiliates with ophthalmologists that provide refractive surgery, cataract surgery and medical surgical care, with subspecialty ophthalmologists that provide tertiary eye care, with ASCs and with RSCs providing facility services. LADS are attractive to managed care companies because the Company's Affiliated Providers are able to deliver all levels of eye care to the managed care plan's members.

     The Company's refractive surgery program will be key in the Company strategy to increase patient revenues. Thus far, the Company has instituted its refractive program in only four of its forty markets. The introduction has been successful and the Company goal is to accelerate the roll-out of this program. Additionally, managed care initiatives are implemented for each LADS to enable the Affiliated Providers to gain incremental market share and increased patient visits. In conjunction with its affiliated retail optical centers and affiliated optometrists, the Company jointly markets regional primary eye care networks to manage vision plans. In addition, the Company markets regional networks of affiliated ophthalmologists, ASCs and RSCs to managed care plans for the provision of medical and surgical eye care. More importantly, the Company is able to market each of its LADS to managed care plans seeking to contract with integrated networks of optometrists, ophthalmologists, retail optical centers and ASCs that can offer all primary, secondary and tertiary eye care services pursuant to comprehensive "carve out" eye care plans.

     The Company intends to continue expanding its LADS model to new markets. The Company seeks to enter select markets where the Company will be in a position to leverage its future network to successfully roll-out in that market its vision care initiatives including the Company's refractive surgery program, and/or (i) the Company has a strategic affiliation with a leading corporate retail optical provider and/or (ii) there is an existing network of optometrists and ophthalmologists that the Company can affiliate with, and/or (iii) the Company is able to obtain a managed care contract that provides an initial patient base. Other considerations include an analysis of the competitive environment, the legal and regulatory environment as it pertains to the delivery of eye care services and the level of managed care penetration. The Company also intends to leverage existing managed care relationships to expand into new markets where such managed care providers have established a significant presence.

LADS LOCATIONS

     The Company has grown its LADS to forty markets in various stages of development located throughout the United States.

STRATEGIC DEVELOPMENTS

     The Company has concentrated on developing its LADS since late 1997. It is currently analyzing its mix of business units within such LADS and assessing the long-term strategic value of each existing component. The Company is also rapidly increasing its overall business mix with an emphasis on high growth opportunities existing in the eye care sector such as refractive surgery in which to add additional complementary business to its LADS. The Company sold its buying group division (which provided billing and collection services to suppliers of optical goods) in June 1999. The Company seeks to focus its future investments and efforts on businesses that are able to complement and leverage the benefits of its LADS, in particular its vision care initiatives including the Company's refractive surgery programs.

MANAGEMENT AGREEMENTS

     In certain select markets where the Company cannot by law employ the professional, the Company enters into long-term management agreements ("Management Agreements") with professional associations or corporations (the "Managed Professional Associations") pursuant to which the Company is the sole provider of comprehensive management, business and administrative services for the non-professional aspects of the professional practices. Each Managed Provider maintains full authority, control and responsibility over the provision of professional care and services to its patients. The Company does not provide professional care to patients nor does the Company employ any of the ophthalmologists or optometrists, or any other professional health care provider personnel, of the Managed Professional Association. Additionally, as health care governmental regulations and their interpretations change in the future, the Company may have to revise terms in its Management Agreements to comply with the regulatory changes.

     The Company enters into Management Agreements with professional associations managed by the Company, the initial term of which is typically 40 years. Under the majority of the Company's Management Agreements, the management fee ranges from 20% to 37% of the Managed Professional Associations' net revenues after deducting from such revenues all expenses of the clinic other than those related to shareholders of the Managed Professional Associations. This type of arrangement is usually utilized in management relationships with ophthalmology practices. Additionally, the Company has Management Agreements with management fees ranging from 50% to 87% of net revenues of a practice and the Company is required to pay generally all the expenses at the clinic with the exception of professional salaries and benefits. Such arrangements are typically utilized in management relationships with optometrists. The practice management fees earned by the Company pursuant to these Management Agreements fluctuate depending on variances in revenues and expenses of the Managed Professional Associations.

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

MANAGED CARE

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

RETAIL OPTICAL LOCATIONS AND AFFILIATIONS

     In some states, the Company owns retail optical locations. In other states, the Company has utilized strategic affiliations and/or management agreements in connection with retail optical for its LADS. The Company believes relationships with select leading retail optical chains within a LADS are important because of the retail chains' market position, name recognition, quality of service, accessibility through extended hours, geographic distribution, and compatibility of management and facilities with the Company's primary eye care objectives.

BUYING GROUP

     The Company's buying group division provided billing and collection services to suppliers of optical goods. The business arrangements are terminable at any time by the Company or its customers. As recently disclosed the Company sold this division in June 1999 in order to focus more on business units which complement its LADS operations.

1998 TRANSACTIONS

     During 1998, the Company completed the acquisition of the business assets of 54 optometry clinics, nine ophthalmology clinics, 40 optical dispensaries, two RSCs and one ASC located in Arizona, Florida, Minnesota, New Jersey, Nevada, Texas, and Wisconsin. Business assets consist of certain non-medical and non-optometric assets, including accounts receivable, leases, contracts, equipment and other tangible and intangible assets. Concurrently with these acquisitions, the Company entered into long-term Management Agreements with the related professional associations employing 65 optometrists and five ophthalmologists. These acquisitions were accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company closed the acquisition of all of the outstanding stock of The Complete Optical Laboratory, Ltd., Corp., located in New Jersey which services the New Jersey optometry clinics acquired by the Company and the Company closed the acquisition of substantially all of the business assets of a managed care company located in Florida servicing more than 82,700 patient lives. These acquisitions were accounted for under the purchase method of accounting.

     In September 1998, the Company completed the acquisition of American SurgiSite Centers, Inc., ("American SurgiSite") an ambulatory surgery center developer, management and consulting company located in New Jersey. American SurgiSite manages eight ambulatory surgery facilities. In June 1998, the Company completed the acquisition of Vision World, Inc., a retail optical chain located in Minneapolis, Minnesota. Vision World, Inc. consists of 38 retail clinics and 30 optometrists.

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

     Much of the Company's revenue is derived from payments made by government-sponsored health care programs (principally Medicare). These programs are subject to substantial regulation. Any change in reimbursement regulations, policies, practices, interpretations or statutes that places material limitations on reimbursement amounts or practices could adversely affect the operations of the Company. Increasing budgetary pressures at both the federal and state level and the rapidly escalating costs of health care and reimbursement programs have led, and may continue to lead, to significant reductions in government reimbursements for certain medical charges and elimination of coverage for certain individuals under these programs. Federal legislation could result in a reduction of Medicare funding. The Company cannot predict at this time whether or when any of such proposals will be adopted or, if adopted and implemented, what effect such proposals would have on the Company.

     The following is a description of some of the various laws that affect the Company's business.

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

  Fee-Splitting and Anti-kickback Laws

     Most states have anti-kickback laws prohibiting paying or receiving any remuneration, direct or indirect, that is intended to induce referrals for health care products or services. In addition, federal law prohibits a physician or optometrist from referring Medicare or Medicaid patients to an entity providing "designated health services" in which they have a financial interest. Many states also prohibit "fee-splitting" by eye care professionals with any party except other eye care professionals in the same professional corporation or practice association. In most cases, these laws apply to the paying of a fee to another person for referring a patient or otherwise generating business, and do not prohibit payment of reasonable compensation for facilities and services (other than the generation of business), even if the payment is based on a percentage of the practice's revenues.

     In Florida, the Florida Board of Medicine has issued an order determining that a management fee charged by a publicly held national management company based upon a percentage of revenue constitutes illegal fee-splitting which has been stayed and is currently on appeal to a Florida district court of appeals. The case before the Board involved arrangements that are different from the Company's arrangements in certain respects, including the fact the management fee was based on a percentage of the increase in net revenues of the practice after the management arrangement commenced. If the Board's order is allowed to stand without clarification, there is a risk that the Company's arrangements with physicians in the State of Florida could be determined to be in violation of the fee-splitting statute which could have a material adverse effect on the Company's results of operations if they cannot be restructured to obtain substantially similar financial benefits. Since the same statute applies to optometrists, the same risk exists with respect to the Company's arrangements with optometrists.

     The federal anti-kickback law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of patients covered by federally funded health care programs such as Medicare and Medicaid, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service that is covered by a federal program.

     False Claims Laws. Federal and state laws prohibit any person from knowingly and willfully making any false statement or misrepresentation of a material fact in seeking payment for items or services. Federal laws impose civil monetary penalties for filing claims that the filing party "should know" are not appropriate under rules applicable to federally funded health care programs. The federal False Claims Act allows a private person, as well as the government, to bring a civil action (in the name of the government) for violation of its provisions. While the Company believes that its procedures are in compliance with such laws, there can be no assurance that the Company will not be deemed to be in violation.

     Certificate of Need and Facilities Licensing. Some states require a certificate of need ("CON") to be obtained prior to the construction or expansion of an ambulatory surgical center, the acquisition of major equipment or the introduction of certain new services. There can be no assurance that the Company will be able to obtain CONs which could affect our ability to develop ASCs. In addition, some states may require us to obtain certain licenses to operate facilities including refractive surgical centers. While the Company has no reason to believe that it will be unable to obtain necessary facilities licenses without unreasonable expense or delay, there can be no assurance that it will be able to obtain any required license.

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

     Antitrust Laws. The Company's business is also subject to a range of antitrust laws that prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and divisions of markets. Among other things, these laws limit the ability of the Company to enter into business arrangements with separate practice groups that compete in the same geographic market.

     The several laws described above have civil, criminal and administrative penalties and have been subject to limited judicial and regulatory interpretation. They are enforced by regulatory agencies that are vested with broad discretion in interpreting their meaning. While the Company believes that its agreements and activities are in compliance with these laws, the Company's agreements and activities have not been examined by federal or state authorities under these laws and regulations. For these reasons, there can be no assurance that review of the Company's business arrangements will not result in determinations that adversely affect the Company's operations or that certain agreements between the Company and eye care providers or third party payors will not be held invalid and unenforceable. In addition, these laws and their interpretation vary from state to state. The regulatory framework of certain jurisdictions may limit the Company's expansion into, or ability to continue operations within, such jurisdictions if the Company is unable to modify its operational structure to conform with such regulatory framework. Any limitation on the Company's ability to expand could have an adverse effect on the Company.

COMPETITION

  General

     The health care industry is highly competitive and subject to continual changes in the method in which services are provided and the manner in which health care providers are selected and compensated. The Company believes that the economies of private and public reforms in the health care industry emphasizing cost containment and accountability will result in an increasing shift of eye care from highly fragmented, small providers to larger providers or other eye care delivery services. Companies in other health care industry segments, some of which have financial and other resources greater than those of the Company, may become competitors. Increased competition could have a material adverse effect on the Company's financial condition and results of operations. The basis for competition includes service, price, strength of the Company's delivery network (where applicable), experience, reputation, strength of operational systems, strength of informational systems, the degree of cost efficiencies and synergies, marketing strength, managed care expertise, patient access and quality assessments and assurances programs. The future success of the Company will be directly related to its ability to expand the managed eye care delivery network geographically, attract reputable providers, expand the scope of services offered by associated practices, and dedicate resources to an active sales team focused exclusively on the Company's sales effort.

  Refractive Surgery

     The market for providing access to refractive surgery through utilization of excimer lasers is highly competitive. The Company competes with laser centers operated by local operators and eye surgeons who have purchased their own laser. The Company also competes with several other companies, including at least two manufacturers of laser equipment, in providing access to excimer lasers in the U.S. Other companies are currently in the process of gaining FDA approval for their lasers, and these companies may elect to enter the laser center business. Other companies which have indicated they intend to operate or already operate laser centers in the U.S. are Clear Vision Laser Centers, Inc., LCA Vision, Inc., NovaMed Eyecare Management, LLC, Omega Health Systems, Inc., Physicians Resource Group, Inc., TLC The Laser Center, Inc. and Laser Vision Centers, Inc. The services and equipment we offer also compete with other forms of treatment for refractive disorders, including eyeglasses, contact lenses, radial keratotomy, corneal rings and other technologies currently under development.

SEASONALITY

     The Company does not experience significant seasonal fluctuations in its business.

SERVICE MARKS

     The Company believes that its trademarks and service marks are important and accordingly it has registered "Vision 21," Vision Twenty-One" with its design logo, "Eye Care for the 21st Century," "A Different Point of View," and "LADS," with the United States Patent and Trademark Office and has acquired through its Vision World Acquisition several state registrations, "Vision World", "Amalfi Ochialli" and "Polythin."

EMPLOYEES

     At May 31, 1999, the Company had approximately 2,250 employees, of which 121 were employed at the Company's headquarters, 63 were employed at Block Vision's office and 2,066 were employed by the Company at Managed Provider practices. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

     The Company recently relocated its corporate headquarters to new office space in Largo, Florida consisting of approximately 25,700 square feet. The lease on the former location expired and the new lease is for a term through September 15, 2004. The Company believes that such facility is adequate for its current needs.

     The Company leases 10,586 square feet of office space in Boca Raton, Florida for Block Vision's corporate office under a lease expiring May 31, 2001. The Company believes that the facility is adequate for Block Vision's current needs.

     The Company leases or subleases the clinic locations it manages pursuant to the Management Agreements with the Managed Professional Associations. The Company anticipates that expanded facilities will be needed as the Managed Professional Associations grow. The Company also expects to enter into leases and subleases in the future as it acquires the allowable assets of certain Affiliated Providers and enters into Management Agreements.

     The Company also leases and subleases the ASC and RSC facilities it manages. The Company does not expect that the current ASCs and RSCs will need to be expanded. However, the Company does anticipate that it will enter into leases and subleases as it acquires additional ASC and RSC facilities.

     The Company also leases minimal but adequate facilities in certain business regions for regional support.

ITEM 3.  LEGAL PROCEEDINGS

     Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation:

          The Company, certain of its executive officers who are also directors and a former officer are named as defendants in several purported class action lawsuits filed in the United States District Court for the middle District of Florida, Tampa Division. The complaints allege, principally, that the Company and the other defendants issued materially false and misleading statements related to the Company's integration of its acquisitions, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs seek to certify their complaints as class actions on behalf of all purchasers of the Company's common stock in the period between December 5, 1997 and November 5, 1998, and seek and award of an unspecified amount of monetary damages to all of the members of the purported class. The purported class action lawsuit were as follows: (i) Tad McBride against Vision Twenty-One, Inc., Theodore N. Gillette, Richard T. Welch, and Michael P. Block (filed on January 22, 1999); (ii) Robert Rosen v. Vision Twenty-One, Inc., Theodore N. Gillette and Richard T. Welch (filed on January 27, 1999); (iii) Charles Murray against Vision Twenty-One, Inc., Theodore N. Gillette, Richard T. Welch and Michael P. Block (filed on January 29, 1999); and (iv) Sam Cipriano, on behalf of himself and all others similarly situated v. Vision Twenty-One, Inc., Theodore N. Gillette, Richard T. Welch and Michael P. Block.

          On April 20, 1999, pursuant to a motion and order, these complaints were consolidated into one case captioned: Tad McBride, Plaintiff, v. Vision Twenty-One, Inc., Theodore N. Gillette, Richard T. Welch and Michael Block and the lead plaintiff's group is required to file and serve an amended complaint within forty-five days from May 31, 1999. The case is still uncertified and as of June 11, 1999 the Company had not been served with an amended complaint. While it is impossible to predict the outcome or impact of such litigation, management believes this litigation is without merit and intends to vigorously defend the lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Common Stock of the Company has been trading publicly under the symbol "EYES" on the Nasdaq National Market since the Company's initial public offering on August 18, 1997. Prior to the Company's initial public offering, there was no active trading market for the Company's Common Stock. The following table sets forth the high and low closing sale price of the Company's Common Stock as reported in the Nasdaq National Market (rounded up to the nearest whole cent) for the periods indicated:

                                                               HIGH     LOW
                                                              ------   -----
1997
Third Quarter (beginning August 18, 1997)...................  $14.63   $9.00
Fourth Quarter..............................................   14.38    7.25
1998
First Quarter...............................................   11.75    8.25
Second Quarter..............................................   11.63    6.38
Third Quarter...............................................    7.00    4.63
Fourth Quarter..............................................    7.13    3.63

HOLDERS

     On May 31, 1999, the last reported sales price of the Company's Common Stock as reported by the Nasdaq National Market was $3.44 per share and there were 245 stockholders of record. The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

DIVIDENDS

     The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain all cash for use in the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the near future. In addition, the Company's existing bank credit agreement restricts the declaration or payment of cash dividends on its Common Stock.

SALES OF UNREGISTERED SECURITIES

     The Company issued equity securities during 1998 in the following private transactions not previously included in a quarterly report which were exempt from the registration requirements of the Securities Act pursuant to Section 4(2).

     In October 1998, the Company issued 15,217 shares and 10,870 shares of its Common Stock to Charles J. Crane and Bernard C. Spier in connection with an amended and restated Management Agreement with Northern New Jersey Eye Institute.

     In October 1998, the Company issued 235,366 shares of Common Stock in connection with the acquisition of American SurgiSite, Inc.

ITEM 6.  SELECTED FINANCIAL DATA

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                   1994      1995      1996      1997       1998
                                                  -------   -------   -------   -------   --------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA (1):
Revenues:
  LADS operations, net..........................  $11,306   $11,636   $13,662   $43,521   $109,478
  Managed care..................................    1,224     3,229     8,192    18,762     54,980
  Buying group..................................       --        --        --     7,261     58,959
                                                  -------   -------   -------   -------   --------
          Total revenue.........................   12,530    14,865    21,854    69,544    223,417
                                                  -------   -------   -------   -------   --------
Operating expenses:
  LADS operating expenses.......................    8,309     9,163    10,476    35,139     86,277
  Medical claims................................      863     3,350     9,475    14,090     42,159
  Cost of buying group sales....................       --        --        --     6,883     55,926
  General & administrative......................    2,610     2,632     4,876     9,579     27,665
  Depreciation & amortization...................      387       390       487     2,196      6,984
  Special items:................................
     Restructuring and other charges............       --        --        --        --      6,463
     Start-up and software development costs....       --        --        --        --        932
     Merger costs...............................       --        --        --        --        718
     Business development.......................       --        --     1,927        --         --
                                                  -------   -------   -------   -------   --------
          Total operating expenses..............   12,169    15,535    27,241    67,887    227,124
                                                  -------   -------   -------   -------   --------
Income (loss) from operations...................      361      (670)   (5,387)    1,657     (3,707)
Amortization of loan fees.......................       --        --        --       178        314
Interest expense................................        4       146       260     1,073      5,065
                                                  -------   -------   -------   -------   --------
Income (loss) before income taxes...............      357      (816)   (5,647)      406     (9,086)
Income taxes....................................       --        --        --        --     (2,450)
                                                  -------   -------   -------   -------   --------
Income (loss) before extraordinary charge.......      357      (816)   (5,647)      406     (6,636)
Extraordinary charge -- early extinguishment of
  debt..........................................       --        --        --       323      1,319
                                                  -------   -------   -------   -------   --------
Net income (loss)...............................  $   357   $  (816)  $(5,647)  $    83   $ (7,955)
                                                  =======   =======   =======   =======   ========
Loss before extraordinary charge per common
  share.........................................            $ (0.24)  $ (1.42)  $  0.05   $  (0.46)
Extraordinary charge per common share...........                 --        --   $ (0.04)     (0.09)
                                                            -------   -------   -------   --------
Net earnings (loss) per common share............            $ (0.24)  $ (1.42)  $  0.01   $  (0.55)
                                                            =======   =======   =======   ========
Weighted average number of common shares
  outstanding...................................              3,434     3,978     8,571     14,385
                                                            =======   =======   =======   ========

                                                              YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                   1994     1995      1996       1997       1998
                                                  ------   -------   -------   --------   --------
                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE SHEET DATA (1):
Working capital (deficit).......................  $ (131)  $(1,237)  $(2,303)  $  4,868   $  7,134
Total assets....................................   3,690     3,485    20,576    119,380    191,677
Long-term debt and capital lease obligations,
  including current maturities..................   1,612     1,690     9,097     27,283     84,374
Total stockholders' equity (deficit)............     697      (289)    3,624     67,731     73,722

---------------

(1) Data has been restated for the acquisitions of EyeCare One Corp. and Vision Insurance Plan of America, Inc. on March 31, 1998 which was accounted for as a pooling of interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL OVERVIEW

     Vision Twenty-One, Inc. (the "Company") develops and manages local area eye care delivery systems ("LADS(SM)") in 40 markets. LADS involve contractual affiliations with local optometrists and ophthalmologists (the "Affiliated Providers") to provide primarily vision care and refractive surgery at independent or company-owned clinics and surgery centers. Additionally, the Company develops retail distribution channels for its LADS through owning or affiliating with retail optical chains, and develops managed care distribution channels for its LADS through contracting with local health plans and other third party payors.

     The Company began operations in 1984, providing services to seven optometrists practicing at eight clinic locations. The Company currently provides its services to 40 LADS located in 27 states through which approximately 5,800 Affiliated Providers deliver eye care services. Of these Affiliated Providers, 218 are Managed Providers, consisting of 170 optometrists and 48 ophthalmologists practicing at 175 clinic locations, 12 ASCs and six RSCs. In addition, the Company has over 7,000 eye care professionals available for potential managed care business in future markets. The Company's Affiliated Providers, in conjunction with select national retail optical chains, deliver eye care services under the Company's 103 managed care contracts and 12 discount fee-for-service plans covering approximately 5.2 million exclusively contracted patient lives.

     Through the third quarter of 1998, the Company's primary focus had been on aggressively developing LADS and expanding LADS to new markets through acquisitions in order to provide for a complete continuum of easily accessible, high quality and affordable eye care services. This strategy of growth through acquisitions positioned the Company in its principal markets and the Company is now the largest full service eye care company in the United States. The Company now believes that there are significant internal growth and development opportunities available within existing LADS and as a result, in the last quarter of 1998 and thus far in 1999, the Company has slowed down its acquisition pace. Among other things, the Company plans to focus on vision care including opening new de novo clinics and surgery centers and expanding managed care initiatives with a primary focus on expanding its refractive surgery programs to take advantage of the significantly increased demand for refractive surgery. Furthermore, the Company will focus on completing the integration of systems, processes and management with the goal of achieving significant cost savings in the future.

     The Company has concentrated on developing its LADs since late 1997. It is currently analyzing certain business units within such LADS and assessing the long-term strategic value of each existing component. The Company is also evaluating high growth opportunities existing in the vision care sector with special emphasis on refractive surgery in which to add additional complementary business to its LADs. In connection with these strategies, the Company recently sold its Buying Group Division, the proceeds of which were used for repayment of a portion of its bank debt.

ADDITIONAL OVERVIEW

     The Company enters into long-term management agreements ("Management Agreements") with the professional associations or corporations ("Managed Professional Associations") pursuant to which the Company is the sole provider of comprehensive management, business and administrative services for the non-professional aspects of the professional practices which obligate the Company to provide certain facilities, equipment, accounting services, purchasing, assistance in managed care, contract negotiations, management and clinical personnel information systems, training and billing and collection services. Under substantially all of the Company's management Agreements, management fees utilized in management relationships (i) with ophthalmology practices range from 20% to 37% of the Managed Professional Association's net revenues after deducting from such revenues all expenses of the clinic other than those related to shareholders of the Managed Professional Associations, and (ii) with optometrists range from 50% to 87% of net revenues of a practice and the Company is required to pay generally all of the expenses at the clinic with the exception of professional salaries and benefits. The practice management fees earned by the Company pursuant to these Management Agreements fluctuate depending on variances in clinic revenues and expenses of the Managed Professional Association. The Managed Professional Association derive their revenues from fees received for the use of ASCs, RSCs and sales of optical goods. The Managed Professional Associations currently receive revenues from a combination of sources, including capitation payments from managed care companies and government funded reimbursements (Medicare and Medicaid).

     The Company recognizes as managed care revenue certain fixed payments received pursuant to its managed care contracts on a capitated or risk-sharing basis. The Company also recognizes fees received for the provision of certain financial and administrative services related to its indemnity fee-for-service plans. The Company manages risk of capitated managed care contracts by monitoring utilization of each Affiliated Provider and comparing their utilization to national averages, expected utilization at the time the contract was bid, utilization of other providers and historical utilization of the Affiliated Provider. Abnormal utilization of an Affiliated Provider results in a medical chart review by the Company and further counseling on appropriate clinical protocols. To further manage the risk of capitated managed care contracts, the Company, in certain instances enters into agreements to pay Affiliated Providers a fixed per member per month fee for eye care services rendered or a pro rata share of managed care capitated payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers). The Company targets these payments at a range of 80% to 90% of total payments received pursuant to the Company's capitated managed care contracts. Pursuant to its capitated managed care contracts, the Company receives a fixed payment per member month for a predetermined benefit level of eye care services, as negotiated between the Company and the payor. Profitability of the Company's capitated managed care contracts is directly related to the specific terms negotiated, utilization of eye care services by member patients and the effectiveness of administering the contracts. The Company receives a percentage of collected medical billings for administering indemnity fee-for-service plans for its Affiliated Providers. Although the terms and conditions of the Company's managed care contracts vary considerably, they are typically over a one-year term.

     In June 1999, the Company completed the sale of its Buying Group division. The Company applied the cash portion of the purchase price primarily to repay a portion of outstanding borrowings under its credit facility. The sale of the Buying Group will reduce the Company's revenues, but will be beneficial to the Company's overall operating margins.

1998 ACQUISITIONS

     In addition to the acquisitions described below, the Company completed the acquisition of the business assets of 54 optometry clinics, nine ophthalmology clinics, one ambulatory surgical center, two refractive centers and 21 optical dispensaries located in Texas, Arizona, New Jersey, Florida, Nevada, Minnesota and Wisconsin. Business assets consist of certain non-medical and non-optometric assets, including accounts receivable, leases, contracts, equipment and other tangible and intangible assets. Concurrently with these acquisitions, the Company entered into long-term management agreements ("Management Agreements") with the related professional associations employing 65 optometrists and five ophthalmologists. These acquisitions were accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company closed the acquisitions of all of the outstanding stock of The Complete Optical Laboratory, Ltd., Corp., located in New Jersey which services the New Jersey optometry clinics acquired by the Company, and the Company closed the acquisition of substantially all of the business assets of a managed care company located in Florida servicing more than 82,700 patient lives. These acquisitions were accounted for under the purchase method of accounting. Such acquisitions are collectively referred to herein as the "1998 Acquisitions." In connection with these acquisitions, the Company provided aggregate consideration of approximately $20.1 million, consisting of approximately 1.0 million shares of Common Stock and approximately $13.5 million in cash and promissory notes in the aggregate principal amount of $1.3 million, subject to closing adjustments. In addition, the Company is required to provide additional contingent consideration consisting of 282,185 shares of Common Stock and up to $2.1 million in cash, to be paid to certain sellers if certain post-acquisition performance targets are met. On a pro forma basis, had the 1998 Acquisitions occurred at the beginning of 1997, the Company would have recorded $35.7 million and $16.1 million in additional revenue for 1997 and 1998, respectively.

     The Company completed the acquisition of American SurgiSite Centers, Inc., ("American SurgiSite") an ambulatory surgery center developer, management and consulting company located in New Jersey, effective September 1, 1998. American SurgiSite manages eight ambulatory surgery facilities. In connection with this transaction, the Company paid $1.5 million in cash and issued 235,366 shares of Common Stock. In addition, the Company is required to provide additional contingent consideration of up to $3.1 million if certain post acquisition performance targets are met. On a pro forma basis, had this acquisition occurred at the beginning of 1997, the Company would have recorded $4.8 million and $3.2 million in additional revenue for 1997 and 1998, respectively.

     The Company completed the acquisition of Vision World, Inc. ("Vision World"), a retail optical chain located in Minneapolis, Minnesota, effective June 30, 1998. Vision World consists of 38 retail clinics and 30 optometrists. In connection with this transaction, the Company paid $16.1 million in cash, net of cash acquired. In addition, the Company is required to provide additional contingent consideration of up to $600,000 in cash if certain post-acquisition performance targets are met. On a pro forma basis, had this acquisition occurred at the beginning of 1997, the Company would have recorded $27.0 million and $13.5 million in additional revenue for 1997 and 1998, respectively.

     In March 1998, the Company completed a transaction with EyeCare One Corp. ("EyeCare One") and Vision Insurance Plan of America, Inc. ("VIPA"). EyeCare One was the parent company of Stein Optical which operates 16 optometric retail locations in Milwaukee, Wisconsin. VIPA holds a single service insurance license and delivers vision care benefits to approximately 19,000 patient lives in Wisconsin. These transactions were accounted for by the Company as a pooling of interests. The costs of approximately $718,000 incurred in connection with these transactions were charged to expense. In connection with these transactions, the Company issued 1,109,806 shares of Common Stock, valued at approximately $10.5 million.

     In January 1998, the Company completed the acquisition of The Eye DRx, a retail optical chain of 19 retail clinics located in Bloomfield, New Jersey. In connection with this transaction, the Company paid $7.2 million in cash and issued 522,600 shares of Common Stock. In addition, the Company is required to provide additional contingent consideration of 19,398 shares of Common Stock if certain post acquisition performance targets are met. In conjunction with this acquisition, the Company entered into Management Agreements with the Managed Professional Associations' stockholders. On a pro forma basis, had this transaction occurred at the beginning of 1997, the Company would have recorded $19.1 million in additional revenue for 1997.

1997 ACQUISITIONS

     During 1997, the Company also completed the acquisition of the business assets of one optometry clinic, 19 ophthalmology clinics, nine optical dispensaries and five ASCs. Concurrently with these acquisitions, the Company entered into long-term Management Agreements with the related professional associations employing nine optometrists and 29 ophthalmologists. These acquisitions were accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company acquired all of the issued and outstanding stock of BBG-COA, Inc. ("Block Vision") (the "Block Acquisition"), LSI Acquisition, Inc. ("LSI") and MEC Health Care, Inc. ("MEC"), (LSI and MEC are collectively referred to herein as the "LaserSight Acquisitions"). The Company also completed the acquisition of substantially all the business assets of a managed care company servicing two capitated managed care contracts covering over 134,000 patient lives. Excluding the Block and LaserSight Acquisitions, such acquisitions are collectively referred to herein as the "1997 Acquisitions." In connection with the 1997, Block and LaserSight Acquisitions, the Company provided aggregate consideration of $68.1 million, consisting of 2,758,572 shares of Common Stock, $38.8 million in cash and $364,000 in promissory notes. Additionally, the Company is required to provide additional contingent consideration, consisting of approximately 393,654 shares of Common Stock and approximately $821,000 in cash, and approximately $467,000 in shares of Common Stock, to be paid to certain sellers if post-acquisition performance targets are met. In connection with the 1997 and 1998 Acquisitions, the Company expects to issue approximately 105,000 additional shares of Common Stock and approximately $463,000 in cash in 1999.

1996 ACQUISITIONS

     In December 1996, the Company completed the acquisition of the business assets of 22 optometry clinics, nine ophthalmology clinics, 15 optical dispensaries and one ASC. Concurrently, the Company entered into

Management Agreements with the related professional associations employing 34 optometrists and 13 ophthalmologists (the "1996 Acquisitions"). These acquisitions were accounted for by recording the assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company acquired substantially all the business assets of a managed care company servicing four capitated managed care contracts covering over 100,000 patient lives, which was accounted for under the purchase method of accounting. In connection with the 1996 Acquisitions, the Company provided aggregate consideration of $11.2 million, consisting of 2.1 million shares of Common Stock, promissory notes in the aggregate principal amount of $1.9 million and $800,000 in assumed debt. Additionally, the Company agreed to provide aggregate contingent consideration of $316,000, consisting of 79,805 shares of Common Stock in connection with the 1996 Acquisitions if certain post-acquisition performance targets were met. As a result of certain of the post-acquisition targets being met, the Company issued contingent consideration in the aggregate of 56,356 shares of common stock in 1997 and 6,209 shares of common stock in 1998. The Company does not expect any of the remaining contingent consideration in connection with the 1996 Acquisitions to be paid. The Company recorded a one-time charge in the fourth quarter of 1996 for expenses associated with the planned acquisition of the business assets of certain Affiliated Providers at the time of the 1996 acquisitions which the Company chose not to continue to pursue.

RESTRUCTURING PLAN AND CERTAIN ACCOUNTING MATTERS

     The Company recognized various accounting impacts in the fourth quarter of 1998 relative to a restructuring plan announced in 1998 (the "Restructuring Plan"). The Restructuring Plan initiatives, which are comprised of a number of specific projects, are designed to position the Company to take full operational and economic advantage of various key acquisitions, allow the Company to complete the consolidation and deployment of necessary infrastructure for the future, and optimize and integrate certain acquired assets. The Company expects to achieve savings up to $8.0 million annually in connection with such restructuring program once it is fully implemented, which is expected to be accomplished by the end of 1999. The total restructuring and other charges and business integration costs recorded in 1998 were $8.9 million. (See Note 15 -- Restructuring Plan to the Consolidated Financial Statements). The Restructuring Plan resulted in the accrual of a reserve for restructuring costs at December 31, 1998 in the amount of approximately $2.8 million. These initiatives include:
a) the integration of managed care service centers and business lines, b) the consolidation of retail back office functions, and c) the consolidation of certain corporate functions. As provided for in the Restructuring Plan, the Company also expensed other charges and related business integration costs related to the Restructuring Plan that were incurred during the fourth quarter of 1998. These costs represent incremental or redundant costs as well as internal costs that resulted directly from the development and initial implementation of the Restructuring Plan, but are required to be expensed as incurred. All other charges and business integration costs that were expensed as incurred during 1998 were approximately $6.1 million. These other charges and business integration costs consist primarily of: a) charge offs related to exiting certain markets, b) charge offs of capitalized costs that will not be realized as a result of the Restructuring Plan, and c) redundant employee costs and expenses for severed employees through the date of severance. In addition, these costs include training costs, rebranding costs, relocation costs, retention payments, and lease costs for facilities that have been planned for closure. The Company expects to record approximately $3.1 million during fiscal 1999 for business integration costs expected to be incurred, until such time as the Restructuring Plan has been fully implemented.

     Several unusual accounting items occurred in 1998 (which specific costs related thereto are not expected to occur again in the future). These unusual items consisted of restructuring and other charges and business integration costs of $8.9 million related to the previously announced Restructuring Plan discussed above, merger costs of $0.7 million, start-up and software development costs of $0.9 million, an extraordinary charge of $1.3 million related to early extinguishment of debt and expenses for the Company's previously disclosed intercompany reconciliation and other items totaling $3.6 million. The $3.6 million consisted of $1.6 million of expenses related to the results of the Company's previously announced unreconciled item and $2.0 million of one time items related to revenue recognition of acquisition integration fees and receivable write offs. As a result of the Company's reconciliation of intercompany accounts, change in accounting for start-up costs and software development costs, and the change in accounting treatment for revenue recognition regarding acquisition integration fees in 1998, the Company will restate, to the extent material, its previously reported 1998 Quarterly Financial Results, by filing Amended Form 10-Qs for 1998.

     As previously announced, the unreconciled items referenced above required extensive analysis of the financial statements from fiscal years 1996, 1997 and 1998 for many of the Company's acquired entities, resulting in a delay in filing the Company's 10-K. The identified items substantially resulted from the different accounting systems used for each entity during the prior periods. Currently, these entities are operating on a single accounting management information system using thin client server technology to connect them to corporate headquarters over a private intranet network.

     Revenues for the first quarter ended March 31, 1999 increased over 30% to $65.9 million while EBITDA, before business integration costs of $1.3 million, increased over 20% to $5.4 million. Excluding the impact of business integration costs in 1999 as a result of the Company's previously disclosed Restructuring Plan, net income was $1.3 million, or $0.09 per share on a diluted basis or inclusive of business integration costs, $16,175. The Company did not have a tax provision in the first quarter of 1999. These business integration costs are expected to continue to be incurred by the Company through 1999 on a diminishing basis.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of total revenues, certain items in the Company's statement of operations for the periods indicated. As a result of the 1996 Acquisitions, the 1997 Acquisitions and the 1998 Acquisitions, the Company does not believe that the historical percentage relationships for 1996, 1997 and 1998 reflect the Company's expected future operations.

                                                              1996     1997     1998
                                                              -----    -----    -----
Revenues:
  LADS operations, net......................................   62.5%    62.6%    49.0%
  Managed care..............................................   37.5     27.0     24.6
  Buying group..............................................     --     10.4     26.4
                                                              -----    -----    -----
          Total revenue.....................................  100.0    100.0    100.0
                                                              -----    -----    -----
Operating expenses:
  LADS operating expenses...................................   47.9     50.5     38.6
  Medical claims............................................   43.4     20.3     18.9
  Cost of buying group sales................................     --      9.9     25.0
  General & administrative..................................   22.3     13.8     12.4
  Depreciation & amortization...............................    2.2      3.1      3.2
  Special items:
     Restructuring and other charges........................     --       --      2.9
     Start-up and software development costs................     --       --      0.4
     Merger costs...........................................     --       --      0.3
     Business development...................................    8.8       --       --
                                                              -----    -----    -----
          Total operating expenses..........................  124.6     97.6    101.7
                                                              -----    -----    -----
Income (loss) from operations...............................  (24.6)     2.4     (1.7)
  Amortization of loan fees.................................     --      0.3      0.1
  Interest expense..........................................    1.2      1.5      2.3
                                                              -----    -----    -----
  Income (loss) before income taxes.........................  (25.8)     0.6     (4.1)
  Income taxes..............................................     --       --     (1.1)
                                                              -----    -----    -----
  Income (loss) before extraordinary charge.................  (25.8)     0.6     (3.0)
  Extraordinary charge -- early extinguishment of debt......     --      0.5      0.6
                                                              -----    -----    -----
  NET INCOME (LOSS).........................................  (25.8)%    0.1%    (3.6)%
                                                              =====    =====    =====
  Medical Claims Ratio......................................  115.7%    75.1%    76.7%

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Revenues. Revenues increased 221% from $69.5 million for the year ended December 31, 1997 to $223.4 million for the year ended December 31, 1998. The increase was caused primarily by an increase in LADS operations net revenues attributable to the 1997 Acquisitions, the LaserSight Acquisition, the 1998 Acquisitions and the Vision World acquisition, which accounted for $70.2 million of the increase; an increase in buying group revenues attributable to the Block Acquisition which accounted for $51.7 million of the increase; an increase in managed care revenues attributable to the Block Acquisition, MEC acquisition; and the addition of three capitated contracts and the expansion of an existing contract which accounted for $32.0 million of the increase. Comparable clinic revenues increased approximately 12% over 1997 levels for practices managed by the Company for the entire year. Managed care revenues on a comparable basis increased 35% over 1997 levels for business units operated by the Company for the entire year. The Company's revenue mix has changed from 1997 to 1998, as a full year of revenue was recognized for the Company's buying group in 1998 compared to three months in 1997.

     LADS Operating Expenses. LADS operating expenses increased 146% from $35.1 million for the year ended December 31, 1997 to $86.3 million for the year ended December 31, 1998. LADS operating expenses consist of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, and other general and administrative costs related to the operation of clinics and ASCs. This increase was caused primarily by the 1997 Acquisitions, the LaserSight Acquisition and the 1998 Acquisitions. As a percentage of LADS operations net revenues, LADS operating expenses decreased from 80.7% for the year ended December 31, 1997 to 78.8% for the year ended December 31, 1998. This trend is not expected to continue as it will be adversely impacted by increased LADS operations expenses in the future.

     Medical Claims. Medical claims expense increased 199% from $14.1 million for the year ended December 31, 1997 to $42.2 million for the year ended December 31, 1998. The Company's medical claims ratio increased/decreased from 75.1% for the year ended December 31,1997 to 76.7% for the year ended December 31, 1998. This increase was primarily attributed to higher utilization in basic vision care plans. As a percentage of managed care revenues, vision care wellness service contracts increased to 45% of managed care revenues for the year ended December 31, 1998. Medical claims expense consists of payments by the Company to its Affiliated Providers for vision care wellness services, medical and surgical eye care services and facility services. These payments are based on fixed payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules.

     Cost of Buying Group Sales. Cost of buying group sales were incurred by the Company as a result of its acquisition of Block Vision. The cost of buying group sales consists of the costs of various optical products which are shipped directly to the providers of eye care services.

     General and Administrative Expenses. General and administrative expenses increased 189% from $9.6 million for the year ended December 31, 1997 to $27.7 million for the year ended December 31, 1998. This increase was caused primarily by the 1998 Acquisitions, staff necessary to support the Company's retail optical division, practice management and managed care business and increases in travel expenses, professional fees and occupancy costs. General and administrative expenses primarily consist of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters, retail chains back offices, and its managed care service centers. As a percentage of revenues, general and administrative expenses decreased from 13.8% for the year ended December 31, 1997 to 12.4% for the year ended December 31, 1998. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business. General and administrative expenses for the year ended December 31, 1998 include approximately $2.5 million of business integration costs discussed above, which are expected to be eliminated throughout 1999. General and administrative expenses for the year ended December 31, 1998 includes approximately $0.5 million in intercompany amounts which remained unreconciled at December 31, 1998 and was written off in 1998.

     Depreciation and Amortization. Depreciation and amortization expense increased from $2.2 million for the year ended December 31, 1997 to $7.0 million for the year ended December 31, 1998. As a percentage of revenues, depreciation and amortization expense remained relatively constant at 3.1% and 3.2% for the year ended December 31, 1997 and 1998, respectively.

     Restructuring and Other Charges. Restructuring and other charges were incurred as a result of the Company's Restructuring Plan discussed above.

     Start-up and Software Development Costs. Start-up costs were incurred due to the Company's early adoption of the provisions of AICPA Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities" and AICPA Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Start-up costs relate to start-up activities associated primarily with refractive surgery centers and initiatives in 1998, and software development costs are associated with the Company's implementation of the Great Plains accounting software system in 1998.

     Merger Costs. Merger costs were incurred as a result of the EyeCare One and VIPA pooling of interests and consist primarily of professional fees.

     Interest Expense. Interest expense increased 372% from $1.1 million for the year ended December 31, 1997 to $5.1 million for the year ended December 31, 1998. The increase was caused by an increase in the debt outstanding from $27.3 million at December 31, 1997 to $84.4 million at December 31, 1998.

     Extraordinary Charges. The Company incurred extraordinary charges of $1.3 million for the year ended December 31, 1998 in connection with amendments to its credit facility. These extraordinary charges represent the write-off of unamortized deferred loan costs.

  YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenues. Revenues increased 218% from $21.9 million for the year ended December 31, 1996 to $69.5 million for the year ended December 31, 1997. This increase was caused primarily by an increase in practice management fees attributable to the 1996 Acquisitions, the 1997 Acquisitions and the Block Acquisition, which accounted for $29.1 million of the increase, and an increase in buying group revenues attributable to the Block Acquisition, which accounted for $7.3 million of the increase, and an increase in managed care revenues attributable to the 1997 Acquisitions, the Block Acquisition, the addition of three capitated contracts and the expansion of an existing contract which accounted for $10.3 million of the increase. Comparable clinic revenues increased 12% over 1996 levels for practices managed by the Company for the entire year. Managed care revenues on a comparable basis increased 45% over 1996 levels for business units operated by the Company for the entire year.

     LADS Operating Expenses. LADS operating expenses increased 235% from $10.5 million for the year ended December 31, 1996 to $35.1 million for the year ended December 31, 1997. LADS operating expenses consist of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, and other general and administrative costs related to the operation of clinics and ASCs. This increase was caused primarily as a result of the 1996 and the 1997 Acquisitions. Prior to the 1996 Acquisitions, the Company recognized no practice management expenses related to management services because the Company was not liable for such expenses.

     Medical Claims. Medical claims expense increased 49% from $9.5 million for the year ended December 31, 1997 to $14.1 million for the year ended December 31, 1997. The Company's medical claims ratio decreased from 115.7% for the year ended December 31, 1996 to 75.1% for the year ended December 31, 1997. This decrease was caused primarily by the Company's Block Acquisition and the renegotiated agreement to pay its ophthalmology and ASC providers a per member per month fee for surgical eye care services provided under the Company's largest capitated managed care contract. Medical claims expense consists of payments by the Company to its Affiliated Providers for primary eye care services, medical and surgical eye care services and facility services. These payments are based on fixed payments per member per month, a pro rata share of managed capitated payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules. Capitated payments and pro rata payments collectively represented 16.2% and fee-for-service claims represented 83.8% of total medical claims expense for the year ended December 31, 1997. Medical claims for the year ended December 31, 1996 were based entirely on negotiated fee-for-service schedules.

     Cost of Buying Group Sales. Buying group cost of sales were incurred by the Company as a result of it acquisition of Block Vision. The cost of buying group sales represents two months of expenses attributable to Block Vision's buying group business. These expenses represent the costs of various optical products which are shipped directly to providers of eye care services.

     General and Administrative Expenses. General and administrative expenses increased 96% from $4.9 million for the year ended December 31, 1996 to $9.6 million for the year ended December 31, 1997. This increase was caused primarily by the 1997 Acquisitions, and an increase in corporate staff necessary to support the Company's expanded practice management and managed care business. General and administrative expenses primarily consist of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters and managed care service centers. As a percentage of revenues, general and administrative expenses decreased from 22.3% for the year ended December 31, 1996 to 13.8% for the year ended December 31, 1997. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business.

     Depreciation and Amortization. Depreciation and amortization expense increased from $0.5 million for the year ended December 31, 1996 to $2.2 million for the year ended December 31, 1997. As a percentage of revenues, depreciation and amortization expense increased from 2.2% for the year ended December 31, 1996 to 3.1% for the year ended December 31, 1997. These increases were caused primarily by the amortization of intangibles attributable to the 1996 Acquisitions, the 1997 Acquisitions and the Block Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings and private debt and equity financings. Net cash used in operating activities for the year ended December 31, 1997 was $3.5 million as compared to net cash provided by operating activities of $1.0 million for the year ended December 31, 1998. The Company experiences changes in certain balance sheet accounts which result primarily from normal working capital needs.

     Net cash used in investing activities for the years ended December 31, 1997 and 1998 was $44.1 million and $50.0 million, respectively, and resulted from payments for acquisitions, medical equipment and office furniture and capitalized acquisition costs.

     Net cash provided by financing activities for the years ended December 31, 1997 and 1998 was $51.4 million and $51.0 million, respectively. The amounts for 1997 were primarily attributable to debt and equity financings, and the amounts attributable for 1998 were primarily attributable to debt financings.

     On January 30, 1998, the Company entered into a five-year, $50.0 million bank credit agreement (the "Credit Agreement") with the Bank of Montreal as agent (the "Agent") for a consortium of banks. The Credit Agreement, which matures in January 2003, provided the Company with a revolving credit facility component in an aggregate amount of up to $10.0 million and a term loan component in an aggregate amount of up to $40.0 million. The Credit Agreement is secured by a pledge of the stock of substantially all of the Company's subsidiaries and the assets of the Company and certain of its subsidiaries and is guaranteed by certain of the Company's subsidiaries. The Credit Agreement contains negative and affirmative covenants and agreements which place restrictions on the Company regarding disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as requiring the maintenance of certain financial ratios. The interest rate on the Credit Agreement is, at the option of the Company, either (i) the London InterBank Offered Rate plus an applicable margin rate, (ii) the greater of (a) the Agent's prime commercial rate or (b) the "federal funds" rate plus 0.5%, or (iii) a fixed rate loan as determined by the Agent at each time of borrowing. At the closing of the Credit Agreement the Company used approximately $26.9 million of its available borrowing to repay the outstanding balance under the Company's Bridge Credit Facility with Prudential Credit and related accrued interest and transaction costs. The Company had used approximately $48.3 million of its available borrowings under the Credit Agreement.

     On July 1, 1998, the Company entered into a restated $100.0 million bank credit agreement with the Bank of Montreal as agent for a consortium of banks (the "Restated Credit Agreement"). The Restated Credit Agreement was used in part to early extinguish the Company's outstanding balance of approximately $48.3 million under its prior Credit Agreement. The remaining balance under the Restated Credit Agreement has been accessed in the past for working capital and general corporate purposes, and for acquisitions. The Restated Credit Agreement included a seven-year term loan of $70.0 million and a $30.0 million five-year revolving and acquisition facility. Other terms and conditions were substantially the same as the prior Credit Agreement with a slightly higher margin spread on the seven-year term portion.

     On February 23, 1999, the Company entered into an amendment to the Restated Credit Agreement (the "First Amendment"). The First Amendment provided a $50.0 million term loan maturing in June 2005 with quarterly principal payments of one percent beginning in June 1999, a $20.0 million term loan maturing in June 2003 with quarterly principal payments of approximately $1.3 million beginning in September 2000, a $12.5 million term loan which was to be utilized for acquisitions and capital expenditures maturing in June 2003, and a $7.5 million revolving facility maturing in June 2003. The First Amendment also revised certain of the covenants and included a slightly higher margin spread on the seven-year term portion. Other terms and conditions were substantially the same as the Restated Credit Agreement. On June 11, 1999, the Company entered into a second amendment to the Restated Credit Agreement (the "Second Amendment" and together with the Restated Credit Agreement and the First Amendment, the "Amended Credit Agreement"). The Second Amendment principally revised certain financial covenants in connection with the credit facility which the Company was previously unable to meet and resulted in the early termination of the Company's unused portion of its borrowing capacity relative to the acquisition component of the credit facility, which was scheduled to expire June 30, 1999. Of the $7.5 million of borrowings under the revolving facility, the Company currently has limited availability of $1.7 million. As of June 10, 1999, the Company had used approximately $78.0 million of its available borrowings under the Amended Credit Agreement. The Company is currently evaluating its capital structure and various financing alternatives as it considers its working capital needs over the foreseeable future.

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

     On August 18, 1997, the Company completed the sale of 2,100,000 shares of its Common Stock at a price of $10.00 per share in an initial public offering (the "Initial Public Offering"). The net proceeds from the Initial Public Offering were used to repay substantially all of the Company's outstanding indebtedness and to provide funding to acquisitions of optometry and ophthalmology clinics and ASCs.

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

     In February 1997, the Company borrowed an aggregate of $2.0 million from Piper Jaffray Healthcare Fund II Limited Partnership ("Piper Jaffray") for working capital purposes pursuant to the issuance of senior subordinated notes bearing interest at 10% per annum (the "1997 Subordinated Notes"). The 1997 Subordinated Notes included a detachable warrant to purchase an aggregate of 333,333 shares of Common Stock, which have an exercise price of $6.00 per share. The 1997 Subordinated Notes were repaid by the Company from the net proceeds of the Initial Public Offering.

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

     For the year ended December 31, 1998, the Company completed the 1998 Acquisitions and, in connection with the 1998 Acquisitions, the Company provided aggregate consideration of approximately $37.5 million consisting of 1.6 million shares of Common Stock, $21.9 million in cash and promissory notes in the aggregate principal amount of approximately $1.3 million, subject to post-closing adjustments. In addition, the Company is required to provide additional contingent consideration, consisting of 301,583 shares of Common Stock, and up to $2.1 million in cash, to be paid to certain sellers if certain post-acquisition performance targets are met.

     Effective September 1, 1998, the Company completed the acquisition of American SurgiSite Centers, Inc., an ambulatory surgery center developer, management and consulting company located in New Jersey. In connection with this transaction, the Company paid $1.47 million in cash and 235,366 shares. In addition, the Company is required to provide additional contingent consideration of up to $3.1 million if certain post acquisition performance targets are met.

     Effective June 30, 1998, the Company completed the acquisition of Vision World, a retail optical chain located in Minneapolis, Minnesota, effective June 30, 1998. In connection with this transaction, the Company paid $16.1 million in cash, net of cash acquired. In addition, the Company is required to provide additional contingent consideration of up to $0.6 million in cash if certain post-acquisition performance targets are met.

     In March 1998, the Company completed a pooling of interests transaction with EyeCare One and VIPA, Inc. In connection with the pooling transaction, the Company issued 1,109,806 shares of Common Stock, subject to post-closing adjustments, valued at approximately $10.5 million.

     Effective December 1, 1997, the Company completed the LaserSight Acquisition in exchange for aggregate consideration paid to the seller of approximately $13.0 million, consisting of $6.5 million in cash and 820,085 shares of Common Stock, subject to certain post-closing adjustments. The cash portion of the consideration paid by the Company for the LaserSight Acquisition was financed through a letter amendment to the Company's credit facility with Prudential Securities Credit Corporation. On March 11, 1998, the Company redeemed 168,270 shares of its Common Stock pursuant to the Stock Distribution Agreement from LaserSight, Inc., for an aggregate purchase price of approximately $1.5 million. Such shares were subsequently reissued by the Company in connection with the EyeCare One acquisition.

     Effective October 31, 1997, the Company completed the Block Acquisition in exchange for aggregate consideration paid to the sellers of approximately $35.0 million, consisting of $25.6 million in cash, 458,365 shares of Common Stock, subject to certain post-closing adjustments and 219,633 shares of Common Stock to be held in escrow as contingent consideration, of which 109,816 shares are to be delivered by the Company to the sellers if EBITDA of Block Vision reaches $4.5 million for the year ended December 31, 1998. The remaining 109,817 shares will be deliverable on a pro rata escalating basis if Block Vision reaches $4.5 million of EBITDA for 1998 with the full contingent consideration deliverable upon Block Vision attaining $4.9 million of EBITDA for 1998. There were no contingent shares issued for the year ended December 31, 1998, as EBITDA of Block Vision did not reach the required level.

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

     The Company has treated as deferred compensation the issuance of shares of restricted stock in September and October 1996 for future services related to various business development initiatives and management incentives. In September 1996, the Company entered into a five-year services agreement with its Chief Medical Officer and current director of the Company and issued 108,133 shares of restricted Common Stock. These shares were valued at $2.77 per share or $300,000. Of these shares, 40% vested immediate and the Company recorded a business development charge of $120,000. The remaining 60% of the shares were recorded as an offset in stockholders' equity as deferred compensation for $180,000. In October 1996, the Company entered into a five-year advisory agreement with an industry consultant and issued 125,627 shares of restricted Common Stock, which vest over the life of the advisory agreement. These shares were valued at $2.77 per share or $349,000. The Company recorded the issuance of these shares as an offset in stockholders' equity as deferred compensation. This deferred compensation is being amortized as the shares vest on a pro rata basis.

     Intangible assets consist of the excess of the purchase price over the fair values of the net assets acquired from the business acquisitions, which is being amortized on a straight-line method over 25 or 30 years, and the Management Agreements with the Managed Professional Associations. The Management Agreements have 40-year terms and are being amortized on a straight line method over 25 years. Intangible assets represented approximately 70% of the Company's total assets at December 31, 1998. In determining the useful life of a Management Agreement, the Company considers the operating history and other characteristics of each practice. A principal consideration is the degree to which the practice has demonstrated its ability to extend its existence indefinitely. The carrying value of intangible assets is evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying amount may not be recoverable. Among other factors, the Company considers in making the valuation are changes in the Managed Professional Associations market position, reputation, profitability, and geographic penetration.

     The Company believes the effects of inflation have not had a material adverse impact on its operations or financial condition to date. Substantial increases in prices in the future, however, could have a material adverse effect on the Company's results of operations.

     The Company has grown significantly with acquisitions funded with stock of the Company. The Company may use its Common Stock as consideration for future acquisitions in conjunction with its expansion strategy where it believes the transaction will be accretive, which will be a factor in the Company's future acquisitions, financial position and performance. The number of shares of Common Stock the Company is ultimately required to provide in connection with its acquisitions and the Company's ability to use stock in acquisitions will be affected by the market price for its Common Stock and the number or shares so provided will affect the Company's earnings per share.

     In 1999, thus far, the Company has operated and grown principally through the use of positive operating capital cash flows and with a total sale of $1.1 million in company stock in two private transactions. As a result of the Second Amendment, certain limited borrowings are now available to the Company.

     In connection with the Company's business integration plan described above, the Company expects to spend approximately $4.9 million for severance and other employee termination benefits in fiscal 1999. Additionally, the Company currently expects to spend approximately $3.0 million for capital expenditures and $3.0 million for new operating leases of equipment in fiscal 1999 which includes costs to open new ASCs and new refractive surgery centers. Based upon the Company's short-term anticipated capital needs for operation of its business, general corporate purposes, along with furtherance of certain growth objectives, management believes that the combination of the funds expected to be provided from the Company's operations, limited accessibility under the credit facility, accessibility to operating leases for certain new equipment and currently anticipated future sources, will be sufficient for the short term. In order to fully implement its vision care initiatives, including full implementation of its refractive surgery program throughout its LADS markets, the Company will seek additional working capital in the very near future and is currently analyzing its options relative to the same. Additionally, to the extent additional capital resources are currently needed for acquisitions or other significant matters, the Company expects to utilize supplemental borrowings to the extent available and/or the net proceeds, if feasible, from the offering of debt or equity securities.

YEAR 2000 READINESS DISCLOSURE

     Currently many computer systems in use today were designed and developed using two digits, rather than four, to specify the calendar year and as a result, such systems are unable to recognize the year "2000". The inability of a computer system to recognize the year "2000" could cause many computer applications to fail or create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations that could be affected by the year "2000" computer problem.

     The Company has implemented a plan of action which it believes will make its computer systems year "2000 compliant." The Company is actively addressing operational concerns regarding the year "2000" and is reviewing its systems to identify those that may be affected by the year "2000."

     The Company divides its information technology software into the following four general categories: (i) Financial (general ledger, financial and management reporting, accounts payable, payroll and fixed assets), (ii) Retail Chains (integrated-Point of Sale, Purchase Order Management, and Inventory Control Systems), (iii) Practice Management (including billing, collection, accounts receivables and third party billing) and (iv) Managed Care. The Company is in various stages of readiness with respect to its information technology within each category. The Company's Financial Category has been certified Year 2000 compliant by the third party software vendor providing the software to the Company. The Company has selected the Delta Optical Computer System (the "Delta System") as its integrated system for Retail Chains category. The Delta System has been implemented in its Stein Optical Division. As part of the Company's Restructuring Plan, the Delta System will be implemented in the remaining two retail chain divisions. The Company has received certification that the Delta System is Year 2000 compliant. Historically, the Company's philosophy with respect to the Practice Management category of software is to utilize the third party software legacy systems in place as long as they capably served a practices needs. Currently, the Company has been advised that the third party software suppliers it utilizes for the Practice Management category have either installed or have scheduled to install over the next several months, Year 2000 upgrades. The Managed Care category generally has custom software that has been upgraded for Year 2000 compliance and final testing is scheduled over the next several months.

     The Company has initiated communications with significant suppliers, customers and other third parties with which the Company does business, to minimize disruptions to the Company's operations resulting from the year "2000" problem and to ensure that any significant year "2000" problem will not have an adverse effect on the Company's operations. The Company expects to work with such parties to resolve or minimize year "2000" problems. The Company does not expect the cost associated with its year "2000" compliance efforts to have a material effect on the Company's future financial condition and results of operation. The Company believes it currently has no material exposure to contingencies related to the year "2000" issue and accordingly has not developed a contingency plan. However, there can be no assurances that events outside the control of the Company will not occur as a result of the year "2000" problem and that such events would not have a material adverse effect on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates primarily as a result of borrowing activities, under its Amended Credit Agreement, which is used to maintain liquidity and fund the Company's business operations. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company did not use derivative instruments to adjust the Company's interest rate risk profile in 1998.

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

     This Form 10-K, the annual report and certain information provided periodically in writing and orally by the Company's designated officers and agents including the annual report contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The terms "Vision Twenty-One," "company," "we," "our" and "us" refer to Vision Twenty-One, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Form 10K, the annual report and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the company, its directors or its officers with respect to, among other things;

          (i) our financial prospects;

          (ii) the successful integration of both completed and any future acquisitions;

          (iii) our ability to efficiently and effectively manage the Managed Providers;

          (iv) our financing plans including our ability to obtain satisfactory working capital through additional offerings of debt or equity;

          (v) trends affecting our financial condition or results of operations including our stock price and its potential impact on the number of shares utilized in acquisitions and on future earnings per share;

          (vi) our growth strategy and operating strategy including the shift in focus to internal growth and opening new de novo clinics and surgery centers, expanding managed care initiatives, vision care and refractive surgery programs;

          (vii) the impact on us of current and future governmental regulations;

          (viii) our current and future managed care contracts and the impact such contracts have on gross profit;

          (ix) our ability to continue to recruit Affiliated Providers, to convert certain of the Affiliated Providers to Managed Providers, and to maintain our relationships with Affiliated Providers;

          (x) our ability to continue the strategic relationships with affiliated retail optical companies;

          (xi) our strategic initiatives in vision care and refractive surgery;

          (xii) our ability to operate the managed care business efficiently, profitably and effectively;

          (xiii) our integration of systems and implementation of cost savings and reduction plans;

          (xiv) the future LADS overall operating margins;

          (xv) our year 2000 readiness and the readiness of third parties;

          (xvi) our expected savings from the restructuring programs;

          (xvii) our current and expected future revenue and the impact of any acquisition and the consolidation of infrastructure may have on our future performance;

          (xviii) our current run rate for laser vision correction procedures and the expected growth of such procedures and return on invested capital;

          (xviv) our late filing of the 10-Q and 10-K; and

          (xx) the purported class action complaints filed against the company.

     You are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

          (i) in the event the company experiences future operating and net losses;

          (ii) any material inability to successfully integrate and profitably operate our acquisitions or to successfully open integrate and profitably operate de novo clinics, refractive surgery centers and ASCs;

          (iii) any material inability to acquire additional sufficient capital and financing at a reasonable cost to fund our long-term growth strategy or to maintain compliance with our credit facility;

          (iv) the inability to expand our managed care business, renew existing managed care contracts or maintain and expand our Contract Provider Network;

          (v) our inability to negotiate managed care contracts with HMOs;

          (vi) our inability to successfully and profitably operate our managed care business or for existing managed care contracts to positively impact gross profit;

          (vii) our ability to maintain our relationships with our managed clinics and the managed clinics inability to operate profitably;

          (viii) changes in state and/or federal governmental regulations which could materially affect our ability to operate or materially affect our profitability;

          (ix) the inability to maintain or obtain required licensure in the states in which we operate and in the states in which we may seek to operate in the future,

          (x) the degree current shortages in refractive surgery equipment adversely impacts the Company's access to same;

          (xi) consolidation of our competitors, poor operating results by our competitors, or adverse governmental or judicial rulings against our competitors;

          (xii) any failure by us to meet analysts expectations;

          (xiii) our stock price;

          (xiv) any adverse change in our medical claims to managed care revenue ratio;

          (xv) the effect of any future stock overhang in the market place (where the available stock for sale would be in excess of demand) and any negative impact on our stock price as a result of the overhang;

          (xvi) our inability to realize any significant benefits, cost savings or reductions from our restructuring program;

          (xvii) the non-compliance or readiness of the company or third parties with respect to year "2000" issues;

          (xviii) our inability to successfully increase and expand vision care and refractive surgery programs and other desired initiatives complementary to our LADS business;

          (xix) unexpected cost increases,

          (xx) our inability to successfully defend against the class action lawsuits or any additional litigation that may arise;

          (xxi) any reduction in coverage of and ratings by analysts following us and other factors including those identified in our filings from time-to-time with the SEC.

     The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Form 10-K and annual report or to reflect the occurrence of unanticipated events.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A) FINANCIAL STATEMENTS

     (1) Financial Statements.  The Company's Financial Statements included in
Item 8 hereof, as required, including the report of the Independent Certified Public Accountants are as follows:

Report of Independent Certified Public Accountants..........     26
Consolidated Balance Sheets -- December 31, 1997 and 1998...     27
Consolidated Statements of Operations -- Years Ended
  December 31, 1996, 1997 and 1998..........................     28
Consolidated Statements of Stockholders' Equity -- Years
  Ended December 31, 1996, 1997 and 1998....................     29
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1996, 1997 and 1998..........................     30
Notes to Consolidated Financial Statements..................  31-53

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Vision Twenty-One, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Vision Twenty-One, Inc. and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vision Twenty-One, Inc. and Subsidiaries at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, in 1998 the Company changed its method of accounting for start-up costs and software development costs.

                                                 /s/ ERNST & YOUNG LLP

Tampa, Florida
June 11, 1999

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1998
                                                              ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  4,048,358   $  6,052,423
  Accounts receivable due from:
    Buying group members, net of allowances for doubtful
     accounts of approximately $33,000 and $30,000 at
     December 31, 1997 and 1998, respectively...............     5,427,592      6,288,923
    Patients, net of allowances for uncollectible accounts
     and contractual adjustments of approximately $3,446,000
     and $4,106,000 at December 31, 1997 and 1998,
     respectively...........................................     5,502,110     10,806,173
    Managed Professional Associations.......................     3,973,221      4,115,662
    Managed health benefits payors..........................     1,276,790      1,573,799
    Other...................................................       165,292         48,165
  Current portion of note receivable........................            --         35,508
  Inventories...............................................       936,242      3,308,813
  Prepaid expenses and other current assets.................     2,016,036      3,131,328
                                                              ------------   ------------
        Total current assets................................    23,345,641     35,360,794
Fixed assets, net...........................................     8,626,964     15,222,586
Excess of purchase price, net of accumulated amortization of
  $278,982 and $2,099,693 at December 31, 1997 and 1998,
  respectively..............................................    47,182,934     62,860,749
Management Agreements, net of accumulated amortization of
  $852,519 and $3,312,532 at December 31, 1997 and 1998,
  respectively..............................................    36,981,407     69,371,278
Cash surrender value of life insurance, net of policy loans
  of $624,464 at December 31, 1997..........................       205,596             --
Deferred income taxes.......................................     1,882,000      6,300,000
Note receivable, net of current portion.....................            --        160,568
Other assets................................................     1,155,359      2,401,149
                                                              ------------   ------------
        Total assets........................................  $119,379,901   $191,677,124
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  5,319,654   $  6,951,099
  Accrued expenses..........................................     2,708,741      6,069,593
  Medical claims payable....................................     3,555,195      4,713,995
  Accrued compensation......................................     1,381,497      3,716,787
  Accrued restructuring charge..............................            --      2,796,000
  Accrued acquisition costs.................................     1,045,905        165,752
  Due to Managed Professional Associations..................       961,463      1,087,545
  Due to selling stockholders...............................     2,811,809             --
  Current portion of deferred leasehold incentive...........        23,046         43,868
  Current portion of long-term debt.........................       104,371      2,143,149
  Current portion of obligations under capital leases.......       566,084        538,820
                                                              ------------   ------------
        Total current liabilities...........................    18,477,765     28,226,608
Deferred rent payable.......................................       261,117        253,258
Obligations under capital leases............................       632,850        474,891
Long-term debt, less current portion........................    25,980,253     81,217,396
Deferred leasehold incentive................................       186,323        271,358
Deferred income taxes.......................................     6,111,000      7,512,000
Stockholders' equity:
Preferred stock, $.001 par value; 10,000,000 shares
  authorized; no shares issued..............................            --             --
Common stock, $.001 par value; 50,000,000 shares authorized;
  13,529,892 (1997) and 15,067,025 (1998) shares issued and
  outstanding...............................................        13,530         15,067
Additional paid-in capital..................................    76,416,476     89,196,292
Common stock to be issued (105,164 shares at December 31,
  1998).....................................................            --      1,053,664
Deferred compensation.......................................      (408,735)      (300,435)
Note receivable from officer................................      (175,484)      (172,984)
Accumulated deficit.........................................    (8,115,194)   (16,069,991)
                                                              ------------   ------------
Total stockholders' equity..................................    67,730,593     73,721,613
                                                              ------------   ------------
Total liabilities and stockholders' equity..................  $119,379,901   $191,677,124
                                                              ============   ============

                            See accompanying notes.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1996          1997           1998
                                                         -----------   -----------   ------------
REVENUES:
  LADS operations, net.................................  $13,661,822   $43,521,243   $109,477,913
  Managed care.........................................    8,192,456    18,762,158     54,980,006
  Buying group.........................................           --     7,260,797     58,959,195
                                                         -----------   -----------   ------------
                                                          21,854,278    69,544,198    223,417,114
Operating expenses:
  LADS operating expenses..............................   10,474,994    35,139,668     86,277,417
  Medical claims.......................................    9,475,395    14,090,250     42,159,210
  Cost of buying group sales...........................           --     6,882,199     55,926,173
  General and administrative...........................    4,876,207     9,578,925     27,664,447
  Depreciation and amortization........................      487,360     2,195,668      6,984,129
  Special items:.......................................
     Restructuring and other charges...................           --            --      6,462,595
     Start-up and software development costs...........           --            --        932,494
     Merger costs......................................           --            --        717,835
     Business development costs........................    1,926,895            --             --
                                                         -----------   -----------   ------------
                                                          27,240,851    67,886,710    227,124,300
                                                         -----------   -----------   ------------
Income (loss) from operations..........................   (5,386,573)    1,657,488     (3,707,186)
Amortization of loan fees..............................           --       178,677        314,208
Interest expense.......................................      260,597     1,072,589      5,064,891
                                                         -----------   -----------   ------------
Income (loss) before income taxes......................   (5,647,170)      406,222     (9,086,285)
Income taxes...........................................           --            --     (2,450,000)
                                                         -----------   -----------   ------------
Income (loss) before extraordinary charge..............   (5,647,170)      406,222     (6,636,285)
Extraordinary charge--early extinguishment of debt.....           --       323,346      1,318,512
                                                         -----------   -----------   ------------
Net income (loss)......................................  $(5,647,170)  $    82,876   $ (7,954,797)
                                                         ===========   ===========   ============
Basic and diluted earnings (loss) per common share:
  Income (loss) before extraordinary charge............  $     (1.42)  $      0.05   $      (0.46)
  Extraordinary charge.................................           --         (0.04)         (0.09)
                                                         ===========   ===========   ============
Net earnings (loss) per common share...................  $     (1.42)  $      0.01   $      (0.55)
                                                         ===========   ===========   ============

                            See accompanying notes.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          COMMON                        NOTE
                                       COMMON STOCK       ADDITIONAL       STOCK                     RECEIVABLE
                                   --------------------     PAID-IN        TO BE        DEFERRED        FROM      ACCUMULATED
                                     SHARES     AMOUNT      CAPITAL       ISSUED      COMPENSATION    OFFICER       DEFICIT
                                   ----------   -------   -----------   -----------   ------------   ----------   ------------
Balance at December 31, 1995.....   3,434,682   $ 3,434   $ 1,337,170   $        --    $      --     $(164,075)   $ (1,473,646)
 Sale of common stock............     360,442       360       999,640            --           --            --              --
 Issuance of shares of common
   stock for 1996 Acquisitions
   consummated effective December
   1, 1996.......................     651,842       652     2,580,645            --           --            --              --
 1,491,397 shares of common stock
   to be issued in 1997 for 1996
   Acquisitions consummated
   effective December 1, 1996....          --        --            --     5,905,965           --            --              --
 Issuance of detachable stock
   purchase warrants.............          --        --       125,000            --           --            --              --
 Issuance of shares of common
   stock for prior service.......     144,705       145       401,410            --           --            --              --
 Issuance of shares of common
   stock for advisory
   agreement.....................     125,627       126       348,488            --     (348,614)           --              --
 Issuance of shares of common
   stock for services
   agreement.....................     108,133       108       299,960            --     (180,041)           --              --
 Amortization of deferred
   compensation..................          --        --            --            --       11,620            --              --
 Net loss........................          --        --            --            --           --            --      (5,647,170)
 Reclassify undistributed
   earnings in S corporation to
   additional paid-in capital....          --        --       472,467            --           --            --        (472,467)
 Capital distribution............          --        --      (577,445)           --           --            --              --
                                   ----------   -------   -----------   -----------    ---------     ---------    ------------
Balance at December 31, 1996.....   4,825,431   $ 4,825   $ 5,987,335   $5,905,965..   $(517,035)    $(164,075)   $ (7,593,283)
 Initial and second public
   offering of common shares.....   4,400,000     4,400    37,618,793            --           --            --              --
 Issuance of shares of common
   stock for business
   combinations..................   4,298,740     4,299    31,826,620    (5,905,965)          --            --              --
 Issuance of detachable stock
   purchase warrants.............          --        --       301,500            --           --            --              --
 Sale of detachable stock
   purchase warrants.............          --        --       548,021            --           --            --              --
 Compensatory stock options
   accounted for under SFAS 123..          --        --       124,949            --           --            --              --
 Exercise of warrants and
   options.......................       5,721         6         2,751            --           --            --              --
 Amortization of deferred
   compensation..................          --        --            --            --      108,300            --              --
 Issuance of note receivable.....          --        --            --            --           --       (11,409)             --
 Net income......................          --        --            --            --           --            --          82,876
 Reclassify undistributed
   earnings in S corporation to
   additional paid-in capital....          --        --       604,787            --           --            --        (604,787)
 Capital distribution............          --        --      (598,280)           --           --            --              --
                                   ----------   -------   -----------   -----------    ---------     ---------    ------------
Balance at December 31, 1997.....  13,529,892   $13,530   $76,416,476   $        --    $(408,735)    $(175,484)   $ (8,115,194)
 Issuance of shares of common
   stock for business
   combinations..................   1,666,351     1,666    14,109,907            --           --            --              --
 105,164 shares of common stock
   to be issued in 1999 as
   additional consideration for
   acquisitions consummated in
   1997 and 1998.................          --        --            --     1,053,664           --            --              --
 Sale and issuance of detachable
   stock purchase warrants.......          --        --       128,109            --           --            --              --
 Purchase of common stock........    (168,270)     (168)   (1,547,916)           --           --            --              --
 Compensatory stock options
   accounted for under SFAS 123..          --        --       202,479            --           --            --              --
 Exercise of options.............      39,052        39       132,784            --           --            --              --
 Amortization of deferred
   compensation..................          --        --            --            --      108,300            --              --
 Collection of note receivable...          --        --            --            --           --         2,500              --
 Net loss........................          --        --            --            --           --            --      (7,954,797)
 Capital distribution............          --        --      (245,547)           --           --            --              --
                                   ----------   -------   -----------   -----------    ---------     ---------    ------------
Balance at December 31, 1998.....  15,067,025   $15,067   $89,196,292   $ 1,053,664    $(300,435)    $(172,984)   $(16,069,991)
                                   ==========   =======   ===========   ===========    =========     =========    ============


                                       TOTAL
                                   STOCKHOLDERS'
                                      EQUITY
                                   -------------
Balance at December 31, 1995.....   $  (297,117)
 Sale of common stock............     1,000,000
 Issuance of shares of common
   stock for 1996 Acquisitions
   consummated effective December
   1, 1996.......................     2,581,297
 1,491,397 shares of common stock
   to be issued in 1997 for 1996
   Acquisitions consummated
   effective December 1, 1996....     5,905,965
 Issuance of detachable stock
   purchase warrants.............       125,000
 Issuance of shares of common
   stock for prior service.......       401,555
 Issuance of shares of common
   stock for advisory
   agreement.....................            --
 Issuance of shares of common
   stock for services
   agreement.....................       120,027
 Amortization of deferred
   compensation..................        11,620
 Net loss........................    (5,647,170)
 Reclassify undistributed
   earnings in S corporation to
   additional paid-in capital....            --
 Capital distribution............      (577,445)
                                    -----------
Balance at December 31, 1996.....   $ 3,623,732
 Initial and second public
   offering of common shares.....    37,623,193
 Issuance of shares of common
   stock for business
   combinations..................    25,924,954
 Issuance of detachable stock
   purchase warrants.............       301,500
 Sale of detachable stock
   purchase warrants.............       548,021
 Compensatory stock options
   accounted for under SFAS 123..       124,949
 Exercise of warrants and
   options.......................         2,757
 Amortization of deferred
   compensation..................       108,300
 Issuance of note receivable.....       (11,409)
 Net income......................        82,876
 Reclassify undistributed
   earnings in S corporation to
   additional paid-in capital....            --
 Capital distribution............      (598,280)
                                    -----------
Balance at December 31, 1997.....   $67,730,593
 Issuance of shares of common
   stock for business
   combinations..................    14,111,573
 105,164 shares of common stock
   to be issued in 1999 as
   additional consideration for
   acquisitions consummated in
   1997 and 1998.................     1,053,664
 Sale and issuance of detachable
   stock purchase warrants.......       128,109
 Purchase of common stock........    (1,548,084)
 Compensatory stock options
   accounted for under SFAS 123..       202,479
 Exercise of options.............       132,823
 Amortization of deferred
   compensation..................       108,300
 Collection of note receivable...         2,500
 Net loss........................    (7,954,797)
 Capital distribution............      (245,547)
                                    -----------
Balance at December 31, 1998.....   $73,721,613
                                    ===========

                            See accompanying notes.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                 1996           1997           1998
                                                              -----------   ------------   ------------
OPERATING ACTIVITIES
Net income (loss)...........................................  $(5,647,170)  $     82,876   $ (7,954,797)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
Extraordinary charge -- early extinguishment of debt........           --        323,346      1,318,512
Deferred income taxes.......................................           --             --     (2,450,000)
Depreciation and amortization...............................      492,144      2,211,975      6,984,129
Amortization of deferred leasehold incentive................       (4,784)       (16,307)       (25,443)
Amortization of loan fees...................................           --        178,677        314,208
Other amortization..........................................           --             --        662,391
Noncash compensation expense................................      521,582        124,949        202,479
Amortization of deferred compensation.......................       11,620             --             --
Interest accretion..........................................           --         50,260             --
Loss on disposal of fixed assets............................       18,458             --             --
Changes in operating assets and liabilities, net of effects
 from business combinations:
 Accounts receivable, net...................................     (512,811)      (572,712)    (4,529,919)
 Inventories................................................     (112,712)           497        (94,117)
 Prepaid expenses and other current assets..................      (20,153)      (174,117)      (494,368)
 Other assets...............................................      (32,984)      (521,371)      (485,531)
 Accounts payable...........................................      432,665     (2,651,604)       (26,975)
 Accrued expenses...........................................      176,659        690,617      1,500,606
 Accrued acquisition costs..................................      522,963       (522,963)            --
 Accrued compensation.......................................       48,342        834,759      2,335,290
 Accrued restructuring charge...............................           --             --      2,796,000
 Deferred rent payable......................................           --         (1,889)        (7,859)
 Medical claims payable.....................................      737,720       (552,064)     1,158,800
 Due to Managed Professional Associations...................      (27,741)    (3,011,758)      (207,178)
                                                              -----------   ------------   ------------
Net cash provided by (used in) operating activities.........   (3,396,202)    (3,526,829)       996,228
INVESTING ACTIVITIES
Payments for fixed assets, net..............................   (1,221,626)    (1,965,105)    (5,014,278)
Payments for acquisitions, net of cash acquired.............           --    (35,452,640)   (41,491,787)
(Increase) decrease in cash surrender value of life
 insurance..................................................      (68,979)       (74,644)       205,596
Payments for capitalized acquisition costs..................   (1,138,829)    (6,170,767)    (3,445,854)
Other.......................................................       (3,800)      (396,603)      (209,882)
                                                              -----------   ------------   ------------
Net cash used in investing activities.......................   (2,433,234)   (44,059,759)   (49,956,205)
FINANCING ACTIVITIES
Net proceeds from sale of common stock......................      750,000     42,850,000             --
Payments for offering costs.................................           --     (4,385,413)            --
Proceeds from long term debt................................    4,950,000     33,094,128    124,709,305
Payments on long term debt and capital lease obligations....      (61,695)   (19,866,349)   (69,462,503)
Net proceeds from line of credit............................      184,264             --             --
Proceeds from credit facility...............................           --      4,922,182             --
Payments on credit facility.................................           --     (4,874,000)            --
Payments for financing fees.................................           --       (717,882)    (2,771,822)
Proceeds from leasehold incentives..........................      175,000        220,000        131,300
Payments to acquire treasury stock..........................           --             --     (1,548,084)
Sale of detachable stock purchase warrants and exercise of
 options....................................................           --        550,778        148,893
Additional borrowings on cash surrender value of life
 insurance..................................................       33,585         35,870             --
Decrease in notes receivable, officers and shareholders.....      429,430        152,080          2,500
Capital distribution........................................     (577,445)      (598,280)      (245,547)
                                                              -----------   ------------   ------------
Net cash provided by financing activities...................    5,883,139     51,383,114     50,964,042
                                                              -----------   ------------   ------------
Increase in cash and cash equivalents.......................       53,703      3,796,526      2,004,065
Cash and cash equivalents at beginning of year..............      198,129        251,832      4,048,358
                                                              -----------   ------------   ------------
Cash and cash equivalents at end of year....................  $   251,832   $  4,048,358   $  6,052,423
                                                              ===========   ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest......................  $   107,776   $  1,039,606   $  5,490,964
                                                              ===========   ============   ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
 ACTIVITIES
Common Stock issued upon conversion of a note payable.......  $   250,000   $         --   $         --
                                                              ===========   ============   ============
Issuance of detachable stock purchase warrants..............  $   125,000   $    301,500   $         --
                                                              ===========   ============   ============
Assets purchased under capital leases.......................  $        --   $     41,000   $         --
                                                              ===========   ============   ============

See Note 3 regarding affiliations with practices financed through the issuance of Common Stock and notes payable.

                            See accompanying notes.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

1. DESCRIPTION OF BUSINESS

     Vision Twenty-One, Inc. and Subsidiaries (Vision Twenty-One or the Company) is a Florida corporation formed in May 1996 as a holding company. The Company's initial subsidiaries were Vision 21 Physician Practice Management Company (MSO) and Vision 21 Managed EyeCare of Tampa Bay, Inc. (MCO).

     Vision Twenty-One was formed to be a holding company to own the MSO and MCO. The MSO and MCO were owned in identical proportions by two executive officers and a member of the Board of Directors of the Company. During 1996, the Company acquired the MSO and MCO through an exchange of 2,685,318 shares of Common Stock for all of the outstanding shares of the MSO and MCO. There was no other consideration paid by the Company. This transaction was accounted for as a reorganization of companies under common control in a manner similar to that used in a pooling of interests transaction. As a result, the accompanying consolidated financial statements have been prepared to reflect the accounts of the Company as if the reorganization had occurred as of the beginning of the earliest period presented.

     The MSO provides business management services for eye care professionals and related businesses. The MCO is a managed care organization which contracts with third-party health benefits payors to provide eye care services through a network of associated optometry and ophthalmology practices, retail optical companies and ambulatory surgical centers.

     The Company develops and manages local area eye care delivery systems ("LADS") in 40 markets. LADS involve contractual affiliations with local optometrists and ophthalmologists (the "Affiliated Providers") to provide primarily vision care and refractive surgery at independent or company-owned clinics and surgery centers. Additionally, the Company develops retail distribution channels for its LADS through owning or affiliating with retail optical chains, and develops managed care distribution channels for its LADS through contracting with local health plans and other third party payors.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS
130). SFAS 130 requires that total comprehensive income and comprehensive income per share be disclosed and be given equal prominence with net income and earnings per share. Comprehensive income is defined as changes in stockholders' equity exclusive of transactions with owners such as capital contributions and dividends. SFAS 130 is effective for fiscal years beginning after December 15, 1997. For the year ended December 31, 1998, the Company did not have any elements of comprehensive income.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), which supersedes Statement of Financial Accounting Standards No. 14. SFAS 131 uses a management approach to report financial and descriptive information about a Company's operating segments. Operating segments are revenue-producing components of the enterprise for which separate financial information is produced internally for the Company's management. SFAS 131 is effective for fiscal years beginning after December 15, 1997, and has been implemented for the year ended December 31, 1998.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires the capitalization of certain costs incurred in connection with developing or obtaining internal use software, and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has chosen to early adopt the provisions of SOP 98-1, and expensed approximately $70,000 of software development costs during 1998. These costs primarily relate to the Company's implementation of the Great Plains accounting software system in 1998.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (SOP 98-5). SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred, and is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has chosen to early adopt the provisions of SOP 98-5, and expensed approximately $862,000 of start-up costs incurred during 1998 and previously capitalized as incurred in 1998. These costs primarily relate to start-up activities associated primarily with refractive surgery center initiatives.

     In June 1998, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) which is required to be adopted in years beginning after June 15, 2000. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company's expected date of adoption is not yet known. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. At December 31, 1998 and 1997, the Company had no derivatives; accordingly, the Company has not determined the potential impact of SFAS 133 on the future earnings and financial position of the Company.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

  LADS Operations -- Practice Management Fees

     Prior to December 1, 1996, practice management fee revenue was earned through contractual arrangements between the Company and several optometry practices under common control. This revenue totaled $479,004 for the year ended December 31, 1996.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

     Subsequent to December 1, 1996, practice management fee revenue was earned through management of Managed Professional Associations under Management Agreements (See Note 3). This revenue represents reimbursement of practice management expenses incurred by the Company under certain of the Management Agreements, including depreciation expense of $31,123, $491,743 and $960,750 for the years ended December 31, 1996, 1997 and 1998, respectively. In addition, the Company generally receives a percentage (ranging from 20% to 37%) of the Managed Professional Associations' net earnings before interest, taxes, and shareholder-physician expenses, as determined under certain of the related Management Agreements. Certain of the Management Agreements set the Company's management fee at a pre-determined percentage of the Managed Professional Associations' net revenues. Under those Management Agreements, the Company is responsible for the payment of practice management expenses, generally excluding shareholder-physician expenses. For the years ended December 31, 1996, 1997 and 1998, practice management fee revenue was as follows:

                                                                DECEMBER 31,
                                                   --------------------------------------
                                                      1996         1997          1998
                                                   ----------   -----------   -----------
Medical service revenues of Managed Professional
  Associations...................................  $1,667,025   $36,949,565   $73,087,157
Less amounts retained by physician shareholders
  of Managed Professional Associations...........    (203,186)   (5,997,643)   (8,384,848)
                                                   ----------   -----------   -----------
Management fees under Management Agreements with
  Managed Professional Associations..............  $1,463,839   $30,951,922   $64,702,309
                                                   ==========   ===========   ===========

Included in net management fees are amounts representing reimbursement of expenses for practice management expenses and a portion of depreciation and amortization. These amounts were $1,275,296, $25,786,309 and $54,970,282 for the years ended December 31, 1996, 1997 and 1998, respectively.

  LADS Operations -- Sale of Optical Goods

     Revenues from the sale of optical goods are recognized on the accrual basis in the period that the related sales occur.

  Managed Care

     Managed care revenues are derived from monthly capitation payments from health benefits payors which contract with the Company for the delivery of eye care services. The Company records this revenue on the accrual basis at contractually agreed-upon rates.

     Most of the managed care contracts are for one-year terms which automatically renew and the contracts are terminable by either party on sixty days notice. Revenues from one payor constituted approximately 79%, 31% and 9% of managed care revenues and 60%, 10% and 2% of total revenues for the years ended December 31, 1996, 1997 and 1998, respectively.

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

     The Company estimates the amount of IBNR using standard actuarial methodologies based upon the average interval between the date services are rendered and the date claims are reported and other factors considered relevant by the Company.

     Prior to December 1, 1996, certain medical claims were paid to several optometry practices under common control. Expense related to these transactions totaled approximately $249,000 for the year ended December 31, 1996.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents approximates its fair value.

     The fair value of substantially all of the Company's long-term debt approximates its carrying amount as the interest rates on substantially all of the Company's long-term debt change with market interest rates.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

INVENTORIES

     Inventories are valued at the lower of cost (first-in, first-out basis) or market, and primarily consist of eyeglass frames and lenses, sunglasses and contact lenses.

FIXED ASSETS

     Fixed assets are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the various classes of assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the improvements. Routine maintenance and repairs are charged to expense as incurred, while betterments and renewals are capitalized.

TRANSACTION COSTS

     Direct external legal, accounting and other costs associated with successful acquisitions are capitalized as part of the related purchase price allocation. External costs associated with unsuccessful acquisitions are expensed. All internal costs associated with acquisitions are expensed as incurred.

INTANGIBLE ASSETS

     Intangible assets consist of the excess of the purchase price over the fair values of the net assets acquired from the business acquisitions, which is being amortized on a straight-line method over 25 or 30 years, and the Management Agreements with the Managed Professional Associations. The Management Agreements have 40-year terms and are being amortized on a straight-line method over 25 years. In evaluating the useful life of a Management Agreement, the Company considers the operating history and other characteristics of each practice. The primary consideration is the degree to which a practice has demonstrated its ability to extend its existence indefinitely. In making this determination, the Company considers (i) the number of physicians

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES recruited into the practice, (ii) the number of staff members including physicians, (iii) the number of locations, and (iv) the complexity of the procedures being performed, including disease treatment and control.

     Amortization expense with respect to intangible assets was approximately $29,000, $1,098,000 and $4,344,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

     In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121). In accordance with SFAS 121, the Company reviews the carrying value of its intangible assets at least quarterly on an entity-by-entity basis to determine if facts and circumstances exist which would suggest that the intangible assets may be impaired or that the amortization period needs to be modified. Among the factors the Company considers in making the evaluation are changes in the specific acquired companies' or Managed Professional Associations' market position, reputation, profitability and geographical penetration. If indicators are present which may indicate impairments, the Company will prepare a projection of the undiscounted cash flows of the specific entity and determine if the intangible assets are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of the intangible assets to fair value.

CONCENTRATIONS OF CREDIT RISK

     The Company has accounts receivable from patients of the Managed Professional Associations. The Company does not believe that there are any substantial credit risks associated with receivables due from governmental agencies. Any concentration of credit risk from other payors of the Managed Professional Associations is limited by the number of patients and payors. The Company and the Managed Professional Associations do not require any form of collateral from their patients or third-party payors. The Company does not believe that there are any substantial credit risks associated with receivables due from buying group members or from any of the Managed Professional Associations.

     The Company places cash and cash equivalents with high-quality financial institutions. At times, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC).

NET LOSS PER COMMON SHARE

     During 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires the presentation of both basic and diluted earnings per share. Basic net income
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options and warrants calculated using the treasury stock method.

CONTINGENT CONSIDERATION

     As part of its business strategy, the Company enters into various transactions to acquire substantially all of the assets of various eye care practices and enters into business management agreements with the eye care practices. The Company also enters into strategic business acquisitions with other companies from time to time. In connection with certain of the acquisitions, the Company will hold shares of its common stock in escrow as contingent consideration. Such shares of common stock held in escrow are due to the owners of the certain eye care practices or other companies if certain financial goals are met in the future, generally within twelve to eighteen months of the effective date of the acquisition. The financial goals are established on an

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES acquisition by acquisition basis and are generally established to resolve differences between the Company and the applicable eye care practices or other companies regarding the purchase price valuation.

     Depending on the relevant facts and circumstances of each acquisition and the business reason for issuing contingent consideration, the Company accounts for the issuance of common stock held in escrow as either additional purchase consideration or compensation to the owners of the applicable eye care practices or other companies utilizing the provisions of Emerging Issues Task Force Issue No. 95-8 (EITF 95-8). Under EITF 95-8, the factors to be considered in making the aforementioned accounting determination include, but are not limited to, terms of continuing employment, components of the shareholder group, reasons for contingent payment provisions, formulas for determining contingent consideration and other agreements and issues.

COMMON STOCK TO BE ISSUED

     Common stock to be issued represents stock to be issued during the year ending December 31, 1999 in connection with certain of the 1997 and 1998 Acquisitions. Approximately 76,600 and 14,300 shares were issued in April and June 1999, respectively.

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

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified in order to conform to the 1998 presentation.

3. AFFILIATIONS WITH MANAGED PROFESSIONAL ASSOCIATIONS

     As part of its business strategy, the Company acquires substantially all of the assets and assumes certain liabilities of ophthalmology and optometry practices (Managed Professional Associations). In connection with these acquisitions, the Company enters into business management agreements (Management Agreements) with the Managed Professional Associations and the Managed Professional Associations' stockholders. The Company does not own any interests in or control the activities of the Managed Professional Associations. Accordingly, the financial statements of the Managed Professional Associations are not consolidated with those of the Company.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

1998 ACQUISITIONS AND AFFILIATIONS

     Effective January 1, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of The Eye DRx, a retail optical chain of 19 retail clinics located in Bloomfield, New Jersey. In connection with this transaction, the Company paid $7.2 million in cash and issued 522,600 shares of Common Stock. In addition, the Company is required to provide additional contingent consideration of 19,398 shares of Common Stock if certain post acquisition performance targets are met. In conjunction with this acquisition, the Company entered into a Management Agreement with the Managed Professional Associations' stockholders.

     The Company also acquired substantially all of the assets and assumed certain liabilities of 54 optometry clinics, 9 ophthalmology clinics, 1 ambulatory surgical center, 2 refractive centers and 21 optical dispensaries, located in Texas, Arizona, New Jersey, Florida, Nevada, Minnesota and Wisconsin. In conjunction with these acquisitions, the Company entered into various Management Agreements with the Managed Professional Associations and the Managed Professional Associations' stockholders. In connection with these acquisitions, the Company provided aggregate consideration of approximately $20.1 million, consisting of approximately 1.0 million shares of Common Stock and approximately $13.5 million in cash and promissory notes in the aggregate principal amount of $1.3 million, subject to closing adjustments. In addition, the Company is required to provide additional contingent consideration consisting of 282,185 shares of Common Stock, and up to $2.1 million in cash, to be paid to certain sellers if certain post-acquisition performance targets are met. Such financial goals were established to resolve certain differences between the Company and the owners of the eye care practices regarding the purchase price valuations of the respective practices. The contingent consideration, which is ultimately issued by the Company if such financial goals are met, will be treated as an increase in the purchase price of the assets acquired from the respective practices. Based upon information to date, management of the Company believes that the ultimate issuance of any such shares held in escrow will not have a material adverse effect on the results of operations, financial condition or liquidity of the Company.

     During 1998, the Company incurred approximately $2,530,000 of acquisition costs which were capitalized and allocated to the Management Agreements entered into.

1997 ACQUISITIONS AND AFFILIATIONS

     During 1997, the Company acquired substantially all of the assets and assumed certain liabilities of 11 ophthalmology and optometry practices, a managed care company, a medical consulting company and an ambulatory surgical center. In conjunction with these acquisitions, the Company entered into various Management Agreements with the Managed Professional Associations and the Managed Professional Associations' stockholders (collectively referred to as the 1997 Acquisitions). In connection with the 1997 Acquisitions, the Company holds in escrow approximately 196,000 shares of Common Stock valued at approximately $1,887,000, and $395,000 in cash. Such shares and cash held in escrow, along with additional contingent consideration of approximately $426,000 in cash and approximately $244,000 in shares of Common Stock, will be due the owners of certain eye care practices if certain financial goals are met during the eighteen-month period following the effective date of the transactions (generally at several dates through February 1999). Such financial goals were established to resolve certain differences between the Company and the owners of the eye care practices regarding the purchase price valuations of the respective practices. The contingent consideration, which is ultimately issued by the Company if such financial goals are met, will be treated as an increase in the purchase price of the assets acquired from the respective practices. Based upon information to date, management of the Company believes that the ultimate issuance of any such shares held in escrow will not have a material adverse effect on the results of operations, financial condition or liquidity of the Company.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

     In connection with the 1997 Acquisitions, the Company paid cash of approximately $4,152,000, issued 1,480,122 shares of Common Stock valued at approximately $13,151,000 and $2,812,000 due to selling stockholders. The shares of Common Stock were valued from $8.22 to $13.20 per share.

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

     During 1997, the Company incurred approximately $4,911,000 of acquisition costs which were capitalized and allocated to the Management Agreements entered into, including approximately $462,000 which is included in accrued acquisition and offering costs in the accompanying consolidated balance sheets at December 31, 1997.

1996 ACQUISITIONS AND AFFILIATIONS

     Effective December 1, 1996, the Company acquired substantially all of the assets and assumed certain liabilities of 10 ophthalmology and optometry practices located in Minnesota, Arizona and Florida. In conjunction with these acquisitions, the Company entered into Management Agreements with the Managed Professional Associations and the Managed Professional Associations' stockholders (collectively referred to as the 1996 Acquisitions).

     In connection with the 1996 Acquisitions, Vision Twenty-One issued 651,842 shares of Common Stock in 1996 and 1,491,397 shares of Common Stock in 1997 and issued long-term notes payable to stockholders of approximately $1,925,000. The shares, which were issued in 1997, were reported as Common Stock to be issued as of December 31, 1996. All 2,143,239 shares of Common Stock were valued at $3.96 per share based on an independent valuation.

     The 1998, 1997 and 1996 Acquisitions were accounted for by recording the assets and liabilities at fair value and allocating the remaining cost to the related Management Agreements. The Management Agreements are being amortized on a straight-line method over 25 years. Under the Management Agreements, the Company provides management, marketing and administrative services to the Managed Professional Associations in return for a management fee. The Management Agreements have 40-year terms and are cancelable only for breach of its provisions or insolvency. The Managed Professional Associations employ ophthalmologists, optometrists and certain other patient care related specialists. The Managed Professional Associations provide all eye care services to patients and make all medical and patient care related decisions.

     During 1996, the Company incurred approximately $1,710,000 of acquisition costs which were capitalized and allocated to the Management Agreements entered into. During 1996, the Company incurred approximately $1,927,000 in costs associated with unsuccessful acquisitions. Such amount has been classified as business development costs in the consolidated statements of operations.

     As part of the purchase price allocation for 1998, 1997 and 1996, no consideration has been allocated to employment and noncompete agreements between the Company and the Managed Professional Associations' stockholders because the Company believes these agreements have no material value.

4. BUSINESS COMBINATIONS

EYECARE ONE CORP. AND VISION INSURANCE PLAN OF AMERICA, INC.

     In March 1998, the Company completed a merger with EyeCare One Corp. (EyeCare One) and Vision Insurance Plan of America, Inc. (VIPA). EyeCare One is an optical retailer, selling frames, lenses and

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES contact lenses, with optometric services by licensed Doctors of Optometry in each of its 16 locations in the Milwaukee, Wisconsin area. VIPA provides subscriber group member enrollees with covered vision care services through EyeCare One and its provider network under a master provider agreement which began in 1997. The Company issued 1,109,806 shares of its Common Stock for all of the outstanding common stock of EyeCare One and VIPA. The merger was accounted for as a pooling of interests and accordingly, the Company's financial statements have been restated. Merger costs of approximately $718,000 incurred in connection with these transactions were charged to expense in 1998.

     Combined and separate results of the Company, EyeCare One and VIPA during the periods preceding the merger were as follows:

                                              THREE MONTH PERIOD ENDED MARCH 31, 1998
                                         --------------------------------------------------
                                           VISION
                                         TWENTY-ONE    EYECARE ONE     VIPA      COMBINED
                                         -----------   -----------   --------   -----------
Revenue................................  $44,431,577   $3,305,219    $215,396   $47,952,192
Extraordinary charge...................  $   397,190           --          --   $   397,190
Net income (loss)......................  $   583,641   $  153,917    $ 52,113   $   789,671

                                                   YEAR ENDED DECEMBER 31, 1997
                                        --------------------------------------------------
                                          VISION
                                        TWENTY-ONE    EYECARE ONE     VIPA      COMBINED
                                        -----------   -----------   --------   -----------
Revenue...............................  $56,266,779   $12,569,321   $708,098   $69,544,198
Extraordinary charge..................  $  (323,346)           --         --   $  (323,346)
Net income (loss).....................  $  (521,911)  $   437,201   $167,586   $    82,876

                                                   YEAR ENDED DECEMBER 31, 1996
                                        --------------------------------------------------
                                          VISION
                                        TWENTY-ONE    EYECARE ONE     VIPA      COMBINED
                                        -----------   -----------   --------   -----------
Revenue...............................  $ 9,563,693   $11,718,979   $571,606   $21,854,278
Extraordinary charge..................           --            --         --            --
Net income (loss).....................  $(6,119,637)  $   273,132   $199,335   $(5,647,170)

VISION WORLD, INC.

     In June 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Vision World, Inc., (Vision World) a retail optical chain of 38 retail clinics with 30 optometrists, located in Minneapolis, Minnesota. In connection with this transaction, the Company paid approximately $16,100,000 in cash, net of cash acquired. In addition, the Company is required to provide additional contingent consideration of up to $600,000 in cash if certain post acquisition performance targets are met. The acquisition was accounted for by recording the assets and liabilities at fair value. The excess of the purchase price over the fair values of the net assets acquired amounted to approximately $12,900,000 and is being amortized on a straight-line method over 30 years. The operating results of Vision World are included in the Company's consolidated financial statements since July 5, 1998.

AMERICAN SURGISITE CENTERS, INC.

     In September 1998, the Company acquired substantially all of the assets and assumed certain liabilities of American SurgiSite Centers, Inc., (American SurgiSite), an ambulatory surgical center developer, management and consulting company located in New Jersey with eight ambulatory surgical facilities. In connection with this transaction, the Company paid $1,466,000 in cash, net of cash acquired, and issued 235,366 shares of its Common Stock. In addition, the Company is required to provide additional consideration of up to $3,100,000 if certain post acquisition performance targets are met. The acquisition was accounted for by

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES recording the assets and liabilities at fair value. The excess of the purchase price over the fair values of the net assets amounted to approximately $3,000,000 and is being amortized on a straight-line method over 25 years. The operating results of American SurgiSite are included in the Company's consolidated financial statements since September 1, 1998.

BBG-COA, INC. ACQUISITION

     During November 1997, the Company acquired all of the outstanding stock of BBG-COA, Inc. and all related subsidiaries and affiliated companies (BBG) from BBG stockholders. BBG provides billing and collection services to suppliers of optical products through its buying group division (Block Buying Group) and provides vision benefit management services to health management organizations, preferred provider organizations and other managed care entities through its managed care division (Block Vision). The purchase price for BBG included 458,365 shares of the Company's common stock valued at approximately $6,050,000, cash of approximately $25,651,000 and the assumption of approximately $3,243,000 in long-term debt. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair values of the net assets amounted to approximately $34,000,000 and is being amortized on a straight-line method over 30 years. The operating results of BBG are included in the Company's consolidated financial statements since November 1, 1997. In connection with the BBG acquisition, the Company holds in escrow approximately 220,000 shares of Common Stock. Such shares held in escrow were due the owners of BBG if certain financial goals were met during the twelve-month period ended December 31, 1998. Such financial goals were established to resolve certain differences between the Company and the owners of BBG regarding the purchase price valuations of BBG. The contingent shares will not be issued to the owners of BBG, as these financial goals were not attained.

ACQUISITION FROM LASERSIGHT, INCORPORATED

     During December 1997, the Company acquired all of the outstanding stock of MEC Health Care, Inc. (MEC) and LSI Acquisition, Inc. (LSIA) from LaserSight, Incorporated (LaserSight). MEC provides vision benefit management services to health maintenance organizations, preferred provider organizations and other managed care entities. LSIA provides practice management services to an ophthalmology practice in New Jersey. The purchase price for MEC and LSIA included 820,085 shares of the Company's common stock valued at $6,500,000 and cash of $6,500,000. The acquisition was accounted for by the purchase method of accounting, with the purchase price allocated to the fair value of the assets acquired and liabilities assumed, subject to the final determination of certain items in connection with the acquisition. The excess of the purchase price over the fair values of the net assets amounted to approximately $13,000,000 million and is being amortized on a straight-line method over 30 years. The operating results of MEC and LSIA are included in the Company's consolidated financial statements since December 1, 1997.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

     The following unaudited pro forma results of operations for the years ended December 31 assume the acquisitions described above and the affiliations with Managed Professional Associations described in Note 3 had occurred at the beginning of the year prior to their acquisition, and do not purport to be indicative of the results that actually would have occurred if the acquisitions and affiliations had been made as of those dates or of results which may occur in the future.

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                           1996           1997           1998
                                                       ------------   ------------   ------------
Pro forma information (unaudited):
  Total revenues.....................................  $142,760,000   $251,956,000   $256,238,000
                                                       ============   ============   ============
  Income (loss) before extraordinary charge..........  $ (2,443,000)  $  4,348,000   $ (5,700,000)
                                                       ============   ============   ============
  Net income (loss)..................................  $ (2,443,000)  $  4,024,000   $ (7,019,000)
                                                       ============   ============   ============
  Net earnings (loss) per common share...............  $      (0.62)  $       0.50   $      (0.49)
                                                       ============   ============   ============
  Net earnings (loss) per common share -- assuming
     dilution........................................  $      (0.62)  $       0.47   $      (0.49)
                                                       ============   ============   ============

5. NOTE RECEIVABLE FROM OFFICER

     At December 31, 1997 and 1998, EyeCare One Corp. had a promissory note with an officer/shareholder with a balance of $172,984. The note matures on December 31, 2001, with interest payable annually at a rate of 7.5%.

6. FIXED ASSETS

     Fixed assets consist of the following:

                                                                    DECEMBER 31,
                                                              ------------------------
DESCRIPTION                                                      1997         1998
-----------                                                   ----------   -----------
Medical equipment and office furniture......................  $8,351,180   $16,437,829
Leased equipment............................................   1,179,376     1,469,959
Leasehold improvements......................................   3,047,287     3,905,677
                                                              ----------   -----------
                                                              12,577,843    21,813,465
Less accumulated depreciation and amortization..............  (3,950,879)   (6,590,879)
                                                              ----------   -----------
                                                              $8,626,964   $15,222,586
                                                              ==========   ===========

Depreciation and amortization of fixed assets totaled approximately $463,000, $1,114,000 and $2,640,000 in 1996, 1997 and 1998, respectively. Amortization expense related to capital leases is included in depreciation and amortization in the consolidated statements of operations.

7. DEFERRED LEASEHOLD INCENTIVES

     During 1998, EyeCare One Corp. received approximately $131,000 as incentives from the lessors of three locations. These amounts will be amortized to rent expense over the remaining terms of the leases, which have a weighted average life of 7 years.

     During 1997, EyeCare One Corp. was requested by a lessor to move its location within a particular mall. The lessor made a payment of $220,000 to EyeCare One Corp. as an incentive. EyeCare One Corp. offset the remaining unamortized balance ($85,222) of leasehold improvements at the abandoned location against the

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES amount received and will amortize the excess ($134,778) against rent expense over the remaining 9 years of the lease.

     During 1996, EyeCare One Corp. was requested by a different lessor to move its location within a particular mall. The lessor made a payment of $175,000 to EyeCare One Corp. as an incentive. EyeCare One Corp. offset the remaining unamortized balance ($79,317) of leasehold improvements at the abandoned location against the amount received and will amortize the excess ($95,683) against rent expense over the remaining 8 years of the lease.

8. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997          1998
                                                              -----------   -----------
Note payable under a $37 million credit facility which was
  repaid January 1998.......................................  $24,422,807            --
Revolving line of credit (limited to $7.5 million) due June
  2003, bearing interest at a rate equal to LIBOR plus 3.0%
  (9.25% at December 31, 1998)..............................           --   $ 5,593,413
Term loans (limited to $82.5 million), $50.0 million due
  June 2005, $32.5 million due June 2003, bearing interest
  at a rate equal to LIBOR plus 5.0% (ranging from 8.45% to
  9.24% at December 31, 1998)...............................           --    75,970,272
Note payable due April 1, 2000, with interest due in monthly
  installments at 8.25% which was repaid in 1998............    1,400,182            --
Notes payable due through 2001, with interest at 8.50% at
  December 31, 1998.........................................      261,635     1,796,860
                                                              -----------   -----------
                                                               26,084,624    83,360,545
Less current portion........................................     (104,371)   (2,143,149)
                                                              -----------   -----------
                                                              $25,980,253   $81,217,396
                                                              ===========   ===========

     On January 30, 1998, the Company entered into a five-year, $50,000,000 bank credit agreement (the "Credit Agreement") with the Bank of Montreal as agent (the "Agent") for a consortium of banks. The Credit Agreement provided the Company with a revolving credit facility component in an aggregate amount of up to $10,000,000 and a term loan component in an aggregate amount of up to $40,000,000. The Company had used approximately $48,300,000 of its available borrowings under the Credit Agreement through June 30, 1998.

     On July 1, 1998, the Company entered into a $100,000,000 bank credit agreement (the "Amended and Restated Credit Agreement") with a seven-year term loan of $70,000,000 and a five-year revolving and acquisition facility of $30,000,000 with the Bank of Montreal as Agent for a consortium of banks. Certain proceeds from the Amended and Restated Credit Agreement were used to early extinguish the Company's outstanding balance of approximately $48,300,000 under the Credit Agreement. As of December 31, 1998, the Company had borrowed approximately $81,600,000 of its available borrowings under the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement contains negative and affirmative covenants and agreements which place restrictions on the Company regarding disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as requiring the maintenance of certain financial ratios. The Amended and Restated Credit Agreement also contains certain periodic reporting covenants which require the Company to provide certain periodic financial information to

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES the Agent as the representative for the consortium of banks under the Amended and Restated Credit Agreement.

     On February 23, 1999, the Company amended the Amended and Restated Credit Agreement through the execution of the First Amendment to Credit Agreement (the "First Amendment"). The First Amendment resulted in the total borrowing capacity of the Company being reduced to $90,000,000 under the credit facility. The term loans under the First Amendment were amended to include a $50,000,000 term loan maturing in June 2005, a $20,000,000 term loan maturing in June 2003 and a $12,500,000 term loan maturing in June 2003 to be utilized for acquisitions and capital expenditures. The First Amendment also amended the definition of certain terms included in the previously executed Amended and Restated Credit Agreement.

     On June 10, 1999, the Company amended the Amended and Restated Credit Agreement through the execution of the Second Amendment to Credit Agreement (the "Second Amendment"). The Second Amendment waived certain financial covenants and financial reporting covenants contained in the Amended and Restated Credit Agreement, with which the Company was in violation prior to the Second Amendment. The Second Amendment also revised the definition of certain terms included in the Amended and Restated Credit Agreement, instituted certain new covenants and revised certain previously existing covenants. The Company is in compliance with all covenants included in the Amended and Restated Credit Agreement, as amended by the Second Amendment, and, in the opinion of management, will remain in compliance with such covenants during the remainder of 1999.

     Both the revolving line of credit and the term loans under the Amended and Restated Credit Agreement are secured by a pledge of the stock of substantially all of the Company's subsidiaries and the assets of the Company and certain of its subsidiaries, and are guaranteed by certain of the Company's subsidiaries.

     As of December 31, 1998, the aggregate principal maturities of long-term debt, after giving effect to the revised terms included in the First Amendment and the Second Amendment, are as follows:

1999........................................................  $ 2,143,149
2000........................................................    5,167,563
2001........................................................    7,217,568
2002........................................................    6,992,568
2003........................................................   14,339,697
Thereafter..................................................   47,500,000
                                                              -----------
                                                              $83,360,545
                                                              ===========

     In connection with the 1998 amendments to the Company's Credit Agreement, the Company incurred extraordinary charges of $1,318,512 (net of $567,000 of income taxes) for the year ended December 31, 1998. These extraordinary charges represent the write-off of unamortized deferred loan costs.

9. CAPITAL LEASE OBLIGATIONS

     The Company leases equipment under noncancelable capital leases (with an initial or remaining term in excess of one year). Future minimum lease commitments are as follows:

Year ending December 31:
1999........................................................  $  624,790
2000........................................................     344,042
2001........................................................     109,848
2002........................................................      90,194
                                                              ----------
Total minimum lease payments................................   1,168,874
Less amount representing interest...........................    (155,163)
                                                              ----------
Present value of minimum lease payments (including current
  portion of $538,820)......................................  $1,013,711
                                                              ==========

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

10. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     The Company leases its headquarters, store locations and certain office equipment under noncancelable operating lease arrangements which expire at various dates, most with options for renewal. Certain locations are leased from stockholders of the Managed Professional Associations and EyeCare One Corp. As of December 31, 1998, future minimum lease payments under noncancelable operating leases with original terms of more than one year are as follows:

1999........................................................  $ 9,084,457
2000........................................................    8,184,226
2001........................................................    6,596,256
2002........................................................    5,232,647
2003........................................................    4,219,241
Thereafter..................................................   14,303,472
                                                              -----------
          Total.............................................  $47,620,299
                                                              ===========

     Rent expense in 1996, 1997 and 1998 was approximately $1,181,000, $3,347,000 and $9,427,000, respectively. Rent expense related to locations leased from stockholders of the Managed Professional Associations was approximately $53,000, $1,284,000 and $1,916,000 in 1996, 1997 and 1998,
respectively. Rent expense paid to an officer/shareholder of EyeCare One Corp. was approximately $331,000, $276,000 and $438,000 in 1996, 1997 and 1998,
respectively.

PROFESSIONAL LIABILITY

     The Company and the Managed Professional Associations are insured with respect to medical malpractice risks primarily on a claims-made basis. Management anticipates that the claims-made coverage currently in place will be renewed or replaced with equivalent insurance as the term of such coverage expires. Management is not aware of any reported claims pending against the Company or a Managed Professional Association.

     Losses resulting from unreported claims cannot be estimated by management and, therefore, are not included in the accompanying consolidated financial statements.

LITIGATION

     In January and February 1999, four purported class action lawsuits were filed against the Company and certain of its directors and officers. The lawsuits were filed in United States District Court for the Middle District of Florida, Tampa Division. The four plaintiffs generally sought to certify their complaints as class actions on behalf of all purchasers of the Company's common stock in the period between December 5, 1997 and November 5, 1998, and seek an award of an unspecified amount of monetary damages to all of the members of the purported class.

     On April 21, 1999, the cases were consolidated and one plaintiffs group was appointed lead plaintiff by judicial order on May 6, 1999. This uncertified consolidated class action seeks to hold the Company and two of its officers who are also directors as well as a former officer liable for alleged federal securities law violations. The lead plaintiffs group purports to represent a class of plaintiffs who were allegedly defrauded by alleged misstatements and omissions in analyst reports, trade journal articles, press releases and filings with the Securities and Exchange Commission.

     Pursuant to the judicial order, the lead plaintiffs group must file an amended consolidated complaint within forty-five days from May 31, 1999. As of June 11, 1999, such amended consolidated complaint has not

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES been filed. The Company is not required to respond until such amended consolidated complaint is filed and served. The Company believes that it has substantial defenses to this matter and intends to assert then vigorously. Management of the Company is unable to determine the impact, if any, that the resolution of the aforementioned uncertified class action lawsuit will have on the financial position or results of operations of the Company.

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

11. INCOME TAXES

     The components of the income tax provision (benefit) on continuing operations are as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                    -------------------------------------
                                                       1996         1997         1998
                                                    ----------   ----------   -----------
Current...........................................          --           --   $(2,450,000)
Deferred..........................................          --           --            --
                                                    ----------   ----------   -----------
          Total...................................          --           --   $(2,450,000)
                                                    ==========   ==========   ===========

     At December 31, 1997 and 1998, the Company had temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts measured by income tax reporting purposes. The Company also has net operating loss (NOL) carryforwards available to offset future taxable income. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                    DEFERRED TAX
                                                                  ASSET (LIABILITY)
                                                              -------------------------
                                                                    DECEMBER 31,
                                                              -------------------------
            TEMPORARY DIFFERENCES/CARRYFORWARDS                  1997          1998
            -----------------------------------               -----------   -----------
Net operating losses........................................  $ 1,586,000   $ 5,274,000
Restructuring charge........................................           --     1,116,000
Reserve on investment.......................................           --       301,000
Accrued vacation............................................           --       147,000
Book: tax differences in leases.............................      228,000       220,000
Other.......................................................      149,000       101,000
Valuation allowance.........................................      (81,000)     (859,000)
                                                              -----------   -----------
          Total deferred tax assets.........................    1,882,000     6,300,000
                                                              -----------   -----------
Identifiable intangible assets not deductible for tax
  purposes..................................................    5,705,000     5,369,000
Merger costs................................................           --     1,003,000
Accrual to cash conversions.................................       37,000        73,000
Difference in book: tax amortization........................       98,000       628,000
Other deferred tax liabilities..............................      271,000       439,000
                                                              -----------   -----------
          Total deferred tax liabilities....................    6,111,000     7,512,000
                                                              -----------   -----------
Net deferred taxes..........................................  $(4,229,000)  $(1,212,000)
                                                              ===========   ===========

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

     Management believes, considering all available information, including the Company's history of earnings from continuing operations (after adjustments for nonrecurring items, restructuring charges, permanent differences and other appropriate adjustments) and after considering appropriate tax planning strategies, that it is more likely than not that the Company will not generate sufficient taxable income in the appropriate carryforward periods to realize the $7,159,000 in deferred tax assets. The total net deferred tax assets (both current and noncurrent) have been reduced to the amount management considers realizable by establishing valuation allowances aggregating $859,000 at December 31, 1998. The valuation allowances have been established due to the uncertainty associated with forecasting future income. The increase in the valuation allowance for 1998 is $778,000.

     Income taxes are different from the amount computed by applying the United States statutory rate to income before income taxes for the following reasons:

                                                         YEARS ENDED DECEMBER 31,
                                                   -------------------------------------
                                                      1996         1997         1998
                                                   -----------   ---------   -----------
Income tax expense (benefit) at the statutory
  rate...........................................  $(1,920,037)  $  27,166   $(3,089,000)
Permanent differences............................        7,888     101,139       288,000
Effect of purchase price allocation..............           --     877,000            --
S corporation (income) loss......................      763,564    (198,243)           --
State taxes, net of federal benefit..............     (122,628)     (7,467)     (330,000)
Other............................................           --      77,405       (97,000)
Change in valuation allowance....................    1,271,213    (877,000)      778,000
                                                   -----------   ---------   -----------
Income taxes.....................................  $        --   $      --   $(2,450,000)
                                                   ===========   =========   ===========

The Company has net operating loss carryforwards of approximately $14,016,000 at December 31, 1998 that expire in various amounts from 2009 to 2018.

12. STOCKHOLDERS' EQUITY

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

STOCK OPTION PLANS

     In July 1996, the Board of Directors adopted, and the stockholders of the Company approved, two stock option plans: the Stock Incentive Plan (the Incentive Plan) and the Affiliated Professionals Stock Plan (the Professionals Plan and together with the Incentive Plan, the Plans). The purpose of the Plans is to provide directors, officers, key employees, advisors and professionals employed by the Managed Professional Associations with additional incentives increasing their proprietary interest in the Company or tying a portion of their compensation to increases in the price of the Company's common stock. The aggregate number of shares of common stock reserved for issuance related to the Incentive Plan and the Professionals Plan is 1,400,000 shares and 700,000 shares, respectively. Compensation expense under SFAS No. 123 for the options issued to nonemployees was immaterial for the year ended December 31, 1996 and approximately $125,000

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES and $202,000 for the years ended December 31, 1997 and 1998, respectively. The options vest over three to four-year periods.

     Pro forma information regarding net income is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1998, respectively: risk-free interest rates of 6.06% and 5.50%; a dividend yield of zero; volatility factors of the expected market price of the Company's common stock based on industry trends of .645 and .947; and a weighted-average expected life of the options of 3 to 4 years. In addition, for pro forma purposes, the estimated fair value of the options is amortized to expense over the options' vesting period. Based on these assumptions, the pro forma net loss and basic and diluted net loss per common share for the year ended December 31, 1997 and 1998 would be approximately ($387,000) and ($0.05) and ($8,931,000) and ($0.62),
respectively. For pro forma purposes, the Company has determined that the amortized portion of the estimated fair value of options would have had an insignificant effect on pro forma net loss and basic and diluted net loss per common share for the year ended December 31, 1996.

     A summary of the Company's stock option activity and related information is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                -------------------------------------------
                                                       1997                   1998
                                                -------------------   ---------------------
                                                           WEIGHTED                WEIGHTED
                                                           AVERAGE                 AVERAGE
                                                           EXERCISE                EXERCISE
                                                OPTIONS     PRICE      OPTIONS      PRICE
                                                --------   --------   ----------   --------
Outstanding -- beginning of the year..........   562,000    $ 4.48       940,799    $ 6.90
  Granted.....................................   381,465    $10.33       313,865    $ 8.46
  Exercised...................................      (888)   $ 3.11       (39,052)   $ 3.44
  Forfeited...................................    (1,778)   $ 3.11       (61,777)   $10.85
                                                --------    ------    ----------    ------
Outstanding -- end of year....................   940,799    $ 6.90     1,153,835    $ 7.12
                                                ========    ======    ==========    ======
Exercisable at end of year....................   107,999    $ 3.21       399,723    $ 6.16
                                                ========    ======    ==========    ======
Weighted-average fair value of options granted
  during the year.............................  $   4.90              $     5.30
                                                ========              ==========

     Significant option groups outstanding at December 31, 1998 and related price and life information are as follows:

                                                               WEIGHTED
                                                               AVERAGE
                                        WEIGHTED AVERAGE      REMAINING                     WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES  OUTSTANDING    EXERCISE PRICE    CONTRACTUAL LIFE   EXERCISABLE    EXERCISE PRICE
------------------------  -----------   ----------------   ----------------   -----------   ----------------
$3.11 - $5.25.........       405,811         $ 3.55              8.01           183,546          $ 3.36
$6.00 - $9.87.........       513,926           8.26              8.68           168,933            7.71
$10.00 - $12.00.......       204,098          10.93              9.14            32,244           10.43
$13.20................        30,000          13.20              9.00            15,000           13.20
                           ---------         ------              ----           -------          ------
                           1,153,835         $ 7.12                             399,723          $ 6.12
                           =========         ======                             =======          ======

STOCK COMPENSATION

     In May 1996, the Company granted 144,705 shares of common stock to a consultant as compensation for prior service (the Grant). In October 1996, the Company entered into advisory and services agreements (the Agreements) with the consultant and its chief medical officer whereby they would be entitled to 233,760

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES shares of common stock as compensation over the term of the Agreements. The Company recorded issuance of the common stock at its fair value on the dates of the Agreements and Grant. The expense is recognized in 1996 for the Grant and over the related terms for the Agreements. For the year ended December 31, 1996, the Company recognized expense of approximately $401,000 and $132,000, related to the Grant and Agreements, respectively. For the years ended December 31, 1997 and 1998, the Company amortized approximately $108,000 of deferred compensation under the Agreements. Such amount was capitalized and included in acquisition costs.

WARRANTS

     From time to time, the Company has issued detachable stock purchase warrants ("warrants"). Each warrant enables the holder to purchase one share of the Company's Common Stock. The warrants generally are issued in connection with debt financings or as advisory fees. Certain of the warrants are sold and others are issued for no consideration. Warrants issued for no consideration are recorded at their fair value at the time of issuance. Fair value is determined by the Company in consultation with its investment bankers based on certain facts and circumstances at the time of issuance. A summary of warrants outstanding at December 31, 1998 is as follows:

                                                                  EXERCISE
NUMBER OF                                                           PRICE
WARRANTS           GRANT DATE             EXPIRATION DATE         PER SHARE
---------   ------------------------  ------------------------  -------------
 200,000    December 1996             December 2003                 $6.00
 333,333    February 1997             December 2003                 $6.00
 210,000    August 1997               August 2002                  $10.00
  35,000    October 1997              October 2002              $13.25-$13.63
  50,000    November 1997             November 2002                $11.50
 100,722    November - December 1997  November - December 2002  $8.25-$12.38
  45,753    January 1998              January 2003               $8.75-$9.19

EMPLOYEE STOCK PURCHASE PLAN

     In 1998, the Company adopted the Vision Twenty-One, Inc. Employee Stock Purchase Plan (ESPP), under which 200,000 shares of the Company's Common Stock are available for purchase by employees. Eligible employees may elect to withhold up to 10 percent of their salary to purchase shares of the Company's Common Stock equal to the lesser of: (a) 85 percent of the closing market price on the first day of each fiscal quarter; or (b) 85 percent of the closing market price on the purchase date. A resolution to approve the ESPP is being put forth at the Company's 1999 Annual Shareholder Meeting. Should such approval not be given, the Plan will terminate and all deductions returned to those employees who elected to participate in the Plan. For the year ended December 31, 1998, there were no shares issued under the Plan.

STATUTORY REQUIREMENTS

     Dividends paid by VIPA are restricted by regulations of the Officer of the Commissioner of Insurance (OCI). The payment of cash dividends is limited to available shareholders' equity derived from realized net profits. Based upon the regulatory formula, no amount is available for dividends in 1998 without regulatory approval.

     VIPA is subject to regulation by the OCI, which requires, among other matters, the maintenance of a minimum shareholders' equity. At December 31, 1998, approximately $75,000 of available letters of credit were outstanding to satisfy VIPA's minimum shareholders' equity requirements.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

OTHER

     On June 6, 1997, the Company's Board of Directors approved a l-for-1.5 reverse stock split pursuant to the Company's initial public offering of common stock. All share and per share amounts in the accompanying Consolidated Financial Statements have been restated to retroactively reflect the reverse split.

     As required in the purchase agreement with LaserSight, the Company repurchased approximately 168,000 shares of its Common Stock from LaserSight on March 10, 1998 for approximately $1,548,000. These shares were reissued as part of the consideration for the acquisition of certain assets of The Eye DRx, as previously described in Note 3.

13. EARNINGS (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share for earnings (loss) from continuing operations:

                                                          YEAR ENDED DECEMBER 31,
                                                   --------------------------------------
                                                      1996          1997         1998
                                                   -----------   ----------   -----------
Numerator for basic and diluted earnings (loss)
  per share-earnings (loss) available to common
  stockholders...................................  $(5,647,170)  $  406,222   $(9,086,285)
Denominator for basic earnings (loss) per share-
  weighted-average shares........................    3,977,537    7,975,671    14,385,359
                                                   -----------   ----------   -----------
Effect of dilutive securities:
  Stock options..................................           --      215,164            --
  Warrants.......................................           --      246,551            --
  Nonvested Stock................................           --      134,349            --
                                                   -----------   ----------   -----------
Dilutive potential common shares.................           --      596,064            --
                                                   -----------   ----------   -----------
Denominator for diluted earnings (loss) per
  share-weighted-average shares..................    3,977,537    8,571,735    14,385,359
                                                   -----------   ----------   -----------
Basic earnings (loss) per share..................  $     (1.42)  $     0.05   $     (0.63)
                                                   ===========   ==========   ===========
Diluted earnings (loss) per share................  $     (1.42)  $     0.05   $     (0.63)
                                                   ===========   ==========   ===========

     Options and warrants to purchase approximately 1,800,000 shares of common stock were outstanding at December 31, 1998, but were not included in the computation of diluted loss per share because the effect would be antidilutive. The Company has issued contingent stock consideration which would entitle the stockholders of BBG and certain Managed Professional Associations to receive approximately 430,000 of additional shares of Common Stock. The additional shares were not included in the computation of basic and diluted loss per share for 1998 since certain financial goals were not attained as of December 31, 1998 and the inclusion of the shares would be antidilutive.

14. EMPLOYEE BENEFIT PLAN

     The Company sponsors the Vision-Twenty One Retirement Savings Plan, a defined contribution plan established under Section 401(k) of the U.S. Internal Revenue Code (the Plan). Employees are eligible to contribute voluntarily to the Plan after one-year of continued service and attaining age 21. At its discretion, the Company may contribute 25% of the first 6% of the employee's contribution. Employees are always vested in their contributed balance and vest ratably in the Company's contribution over five years. For the year ended December 31, 1998, the expense related to the Plan was approximately $159,000. The expense to the Company related to the Plan in 1997 and 1996 was not material.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

15. RESTRUCTURING PLAN

     During the fourth quarter of 1998, management of the Company committed to and commenced the implementation of a restructuring plan (the "Restructuring Plan") that was designed to facilitate the transformation of the Company into an integrated eye care company. The Restructuring Plan initiatives, which are comprised of a number of specific projects, are expected to position the Company to take full operational and economic advantage of recent acquisitions. The Restructuring Plan will enable the Company to complete the consolidation and deployment of necessary infrastructure for the future, optimize and integrate certain assets and exit certain markets. The Restructuring Plan initiatives are expected to result in the elimination of approximately 110 positions throughout the Company and are expected to be completed by December 31, 1999. The initiatives to be undertaken as part of the Restructuring Plan include the integration of managed care service centers and business lines, the consolidation of retail optical back office functions and the consolidation of certain corporate functions.

     The Restructuring Plan resulted in a restructuring charge of approximately $2,796,000 for the year ended December 31, 1998. The restructuring charge is comprised of severance costs of approximately $1,914,000 and facility and lease termination costs of approximately $882,000. The restructuring charge is included in restructuring and other charges in the consolidated statements of operations.

     Other charges included in restructuring and other charges in the consolidated statements of operations for the year ended December 31, 1998 totaling approximately $3,667,000, include the write-off of certain amounts due from Managed Professional Associations related to markets which have been exited under the Restructuring Plan (approximately $1,911,000), a valuation charge related to one Management Agreement (approximately $662,000), professional fees associated with the development of the Restructuring Plan (approximately $521,000) and other charges to write-off or write-down assets that will not be realized as a result of the Restructuring Plan (approximately $573,000).

     Prior to implementing the initiatives developed in the Restructuring Plan, the Company expensed other business integration costs of approximately $2,501,000 that were incurred during the fourth quarter of 1998. Such amount is included in general and administrative expenses in the consolidated statements of operations. These business integration costs represent incremental or redundant costs as well as internal costs that resulted directly from the development and initial implementation of the Restructuring Plan, but that are required to be expensed as incurred. These business integration costs consist primarily of redundant employee costs and expenses for severed employees through the date of severance, training costs, rebranding costs, relocation costs, retention payments and lease costs for facilities that have been planned for future closure.

16. SEGMENT REPORTING

     The Company identifies reportable segments based on management responsibility for the strategic business units that offer different products and services. The segments are managed separately based on the fundamental differences in their operations. The Company's operations have been classified into four segments: clinical and surgery centers, retail optical, managed care and buying group. The clinical and surgery centers segment includes all activity related to managing optometry and ophthalmology practices, refractive surgery centers and ambulatory surgical centers. The retail optical segment includes the operations of three retail optical chains located in Minnesota, New Jersey and Wisconsin. The managed care segment includes the operations consisting primarily of Block Vision, MEC and the MCO. The buying group segment includes the operations of Block Buying Group. The corporate category includes general and administrative expenses associated with the operations of the Company's corporate and regional offices and expenses not allocated to reportable segments.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

     The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on income before income taxes, depreciation and amortization, accounting changes, unusual items and interest expense. Summarized financial information concerning the Company's reportable segments for 1996, 1997 and 1998 is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1996          1997           1998
                                                         -----------   -----------   ------------
Revenues:
  Clinical and surgery centers.........................  $ 1,942,843   $30,951,922   $ 66,544,857
  Retail optical.......................................   11,718,979    12,569,321     42,933,056
  Managed care.........................................    8,192,456    18,762,158     54,980,006
  Buying group.........................................           --     7,260,797     58,959,195
                                                         -----------   -----------   ------------
          Total segments...............................   21,854,278    69,544,198    223,417,114
  Corporate............................................           --            --             --
                                                         -----------   -----------   ------------
          Total revenues...............................  $21,854,278   $69,544,198   $223,417,114
                                                         ===========   ===========   ============
Segment profit:
  Clinical and surgery centers.........................  $   698,670   $ 5,657,357   $  9,862,974
  Retail optical.......................................      726,282       952,426      3,990,019
  Managed care (a).....................................   (1,604,851)    1,516,837      2,794,837
  Buying group (b).....................................           --       378,598      3,033,022
                                                         -----------   -----------   ------------
          Total segments...............................     (179,899)    8,505,218     19,680,852
  Corporate............................................   (2,792,419)   (4,652,062)    (8,290,985)
                                                         -----------   -----------   ------------
          Total segment profit.........................  $(2,972,318)  $ 3,853,156   $ 11,389,867
                                                         ===========   ===========   ============

---------------

(a) Managed care segment profit includes general and administrative expenses related to the Buying Group which the Company is unable to separately identify from the general and administrative expenses of Block Vision.
(b) Buying group profit represents the gross profit from the sale optical products.

                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                           1996           1997           1998
                                                        -----------   ------------   ------------
Depreciation and amortization:
  Clinical and surgery centers........................           --   $    491,743   $    971,817
  Retail optical......................................  $   357,445        393,133        921,191
  Managed care........................................        3,378         67,509        319,154
  Buying group........................................           --             --             --
                                                        -----------   ------------   ------------
          Total segments..............................      360,823        952,385      2,212,162
  Corporate...........................................      126,537      1,243,283      4,771,967
                                                        -----------   ------------   ------------
          Total depreciation and amortization.........  $   487,360   $  2,195,668   $  6,984,129
                                                        ===========   ============   ============
Interest expense:
  Clinical and surgery centers........................           --             --             --
  Retail optical......................................  $   100,489   $    138,399             --
  Managed care........................................           --         21,375   $      4,445
  Buying group........................................           --             --             --
                                                        -----------   ------------   ------------
          Total segments..............................      100,489        159,774          4,445
  Corporate...........................................      160,108        912,815      5,060,446
                                                        -----------   ------------   ------------
          Total interest expense......................  $   260,597   $  1,072,589   $  5,064,891
                                                        ===========   ============   ============

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                           1996           1997           1998
                                                        -----------   ------------   ------------
Restructuring and other charges:
  Clinical and surgery centers........................           --             --             --
  Retail optical......................................           --             --             --
  Managed care........................................           --             --             --
  Buying group........................................           --             --             --
                                                        -----------   ------------   ------------
          Total segments..............................           --             --             --
  Corporate...........................................           --             --   $  6,462,595
                                                        -----------   ------------   ------------
          Total restructuring and other charges.......           --             --   $  6,462,595
                                                        ===========   ============   ============
Merger costs:
  Clinical and surgery centers........................           --             --             --
  Retail optical......................................           --             --             --
  Managed care........................................           --             --             --
  Buying group........................................           --             --             --
                                                        -----------   ------------   ------------
          Total segments..............................           --             --             --
  Corporate...........................................           --             --   $    717,835
                                                        -----------   ------------   ------------
          Total merger costs..........................           --             --   $    717,835
                                                        ===========   ============   ============
Business development:
  Clinical and surgery centers........................           --             --             --
  Retail optical......................................           --             --             --
  Managed care........................................           --             --             --
  Buying group........................................           --             --             --
                                                        -----------   ------------   ------------
          Total segments..............................           --             --             --
  Corporate...........................................  $ 1,926,895             --             --
                                                        -----------   ------------   ------------
          Total business development..................  $ 1,926,895             --             --
                                                        ===========   ============   ============
Extraordinary item:
  Clinical and surgery centers........................           --             --             --
  Retail optical......................................           --             --             --
  Managed care........................................           --             --             --
  Buying group........................................           --             --             --
                                                        -----------   ------------   ------------
          Total segments..............................                          --             --
  Corporate...........................................           --   $    323,346   $  1,318,512
                                                        -----------   ------------   ------------
          Total extraordinary item....................           --   $    323,346   $  1,318,512
                                                        ===========   ============   ============

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1998
                                                              ------------   ------------
Total assets:
  Clinical and surgery centers..............................  $ 17,590,402   $ 24,721,869
  Retail optical............................................     3,704,893     11,871,486
  Managed care..............................................     6,996,744      6,141,893
  Buying group..............................................     5,427,592      6,288,923
                                                              ------------   ------------
          Total segments....................................    33,719,631     49,024,171
                                                              ------------   ------------
  Corporate.................................................    85,660,270    142,652,953
                                                              ------------   ------------
          Total assets......................................  $119,379,901   $191,677,124
                                                              ============   ============

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

17. OTHER RELATED PARTY TRANSACTION

     In 1995, the Company entered into a five-year services agreement with a consulting company which assists the Company with its operational and management development. One of the Company's directors is an employee and sole owner of the consulting company. For the years ended December 31, 1996, 1997 and 1998, the Company paid approximately $333,000, $600,000 and $720,000, respectively to this consulting company.

18. SUBSEQUENT EVENT

     On June 4, 1999, the Company completed the sale of the Block Buying Group. Cash proceeds received by the Company were primarily used to repay outstanding borrowings under the Company's credit facility.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        DISCLOSURE

     Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT -- Directors and Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Shareholders, which was filed with the Commission on April 30, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT -- Directors Compensation, and -- Compensation of Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Shareholders, which was filed with the Commission on April 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT -- Security Ownership of Management and Others" in the Company's definitive Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Shareholders, which was filed with the Commission on April 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the information under the headings "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's definitive Proxy Statement to be used in connection with the Company's 1999 Annual Meeting of Shareholders, which was filed with the Commission on April 30, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)1.   The following Financial Statements of the Registrant are
        included in Part II, Item 8, Page: 32
        Report of Independent Certified Public Accountants..........   26
        Consolidated Balance Sheets -- December 31, 1997 and 1998...   27
        Consolidated Statements of Operations -- Years Ended
          December 31, 1996, 1997 and 1998..........................   28
        Consolidated Statements of Stockholders' Equity -- Years
          Ended December 31, 1996, 1997 and 1998....................   29
        Consolidated Statements of Cash Flows -- Years Ended
          December 31, 1996, 1997 and 1998..........................   30
        Notes to Consolidated Financial Statements..................   31
   2.   Financial Statement Schedules of the Registrant: See (d)
        below.
   3.   Exhibits: See Exhibit Index.
(b)     Reports on Form 8-K: During the last quarter of the year
        ended December 31, 1998, the Company filed a Form 8-K/A
        dated October 13, 1998 to provide the financial statements and proformas related to the Company's acquisition of Vision
        World which was previously omitted from the Company's Form
        8-K dated August 10, 1998, and the Company filed a Form 8-K dated November 12, 1998 to provide certain press releases
        issued by the Company and the financial statements of
        certain businesses acquired by the Company.
(c)     Exhibits: See Exhibit Index.
(d)     Financial Statements Schedules: The following valuation and qualifying accounts schedule is provided, all other
        financial statement schedules are omitted because of the
        absence of the conditions under which they are required.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

     We have audited the consolidated financial statements of Vision Twenty-One, Inc. and Subsidiaries as of December 31, 1997 and 1998, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated June 11, 1999 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14(a) (2) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Tampa, Florida
June 11, 1999

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                SCHEDULE I -- VALUATION AND QUALIFYING ACCOUNTS

                                                         ADDITIONS
                                                  -----------------------
                                    BALANCE AT    CHARGED TO   CHARGED TO
                                   BEGINNING OF   COSTS AND      OTHER        DEDUCTIONS   BALANCE AT END
DESCRIPTION                           PERIOD       EXPENSES     ACCOUNTS       DESCRIBE      OF PERIOD
-----------                        ------------   ----------   ----------     ----------   --------------
For the year ended December 31,
  1996
  Deducted from asset accounts:
     Allowance for doubtful
       accounts..................   $       --     $     --    $  685,000(1)  $       --     $  685,000
                                    ==========     ========    ==========     ==========     ==========
For the year ended December 31,
  1997
  Deducted from asset accounts:
     Allowance for doubtful
       accounts..................   $  685,000     $262,000    $2,532,000(2)  $       --     $3,479,000
                                    ==========     ========    ==========     ==========     ==========
For the year ended December 31,
  1998
  Deducted from asset accounts:
     Allowance for doubtful
       accounts..................   $3,479,000     $426,000    $  231,000(3)  $       --     $4,136,000
                                    ==========     ========    ==========     ==========     ==========

---------------

(1) Amount represents allowance for doubtful accounts acquired in connection with the December 1, 1996 acquisition of substantially all of the assets and certain liabilities in 10 ophthalmology and optometry practices.
(2) Amount represents allowance for doubtful accounts acquired in connection with the 1997 purchases of substantially all of the assets and certain liabilities of 11 ophthalmology and optometry practices, 3 managed care companies, a medical consulting company, and an ambulatory surgical center.
(3) Amount represents allowance for doubtful accounts acquired in connection with the 1998 Acquisitions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Largo, State of Florida on June 18, 1999.

                                          VISION TWENTY-ONE, INC.

                                          By:   /s/ THEODORE N. GILLETTE
                                            ------------------------------------
                                                    Theodore N. Gillette
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                                          By:     /s/ RICHARD T. WELCH
                                            ------------------------------------
                                                      Richard T. Welch
                                                  Chief Financial Officer
                                            (Principal Financial and Accounting
                                                           Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on June 18, 1999.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

              /s/ THEODORE N. GILLETTE                 Chief Executive Officer, President and
-----------------------------------------------------    Chairman of the Board (Principal Executive
                Theodore N. Gillette                     Officer)

                /s/ RICHARD T. WELCH                   Chief Financial Officer, Treasurer and
-----------------------------------------------------    Director (Principal Financial and Accounting
                  Richard T. Welch                       Officer)

               /s/ RICHARD L. SANCHEZ                  Chief Development Officer, Secretary and
-----------------------------------------------------    Director
                 Richard L. Sanchez

              /s/ RICHARD L. LINDSTROM                 Chief Medical Officer and Director
-----------------------------------------------------
                Richard L. Lindstrom

                 /s/ BRUCE S. MALLER                   Director
-----------------------------------------------------
                   Bruce S. Maller

                /s/ PETER J. FONTAINE                  Director
-----------------------------------------------------
                  Peter J. Fontaine

                 /s/ MARTIN F. STEIN                   Director
-----------------------------------------------------
                   Martin F. Stein

                 /s/ JEFFREY I. KATZ                   Director
-----------------------------------------------------
                   Jeffrey I. Katz

                                 1998 FORM 10-K
                            VISION TWENTY-ONE, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             EXHIBITS DESCRIPTION
-------                            --------------------
 2.1*      --  Agreement and Plan of Reorganization effective as of
               September 1, 1997 among Florida Eye Center, Sever & Ramseur,
               M.D., P.A., Raymond J. Sever, M.D. and Henry M. Ramseur,
               M.D., and the Registrant.(5)
 2.2*      --  Asset Purchase Agreement effective as of September 1, 1997 among Thomas J. Pusateri, M.D., P.A., Thomas J. Pusateri,
               M.D., and the Registrant.(5)
 2.3*      --  Asset Purchase Agreement effective as of September 1, 1997 among Leonard E. Cortelli, M.D., P.A., Leonard E. Cortelli,
               M.D., and the Registrant.(5)
 2.4*      --  Optical Asset Purchase Agreement effective as of September
               1, 1997 among Center Optical, Inc., Sever, Pusateri &
               Cortelli, M.D., P.A., Henry M. Ramseur, M.D., Raymond J.
               Sever, M.D., and the Registrant.(5)
 2.5*      --  Managed Care Organization Asset Purchase Agreement effective as of September 1, 1997, among Managed Health Services,
               Inc., Leonard E. Cortelli, M.D., Thomas J. Pusateri, M.D.,
               Henry M. Ramseur, M.D., Raymond J. Sever, M.D., the
               Registrant and Vision 21 Management Services, Inc.(5)
 2.6*      --  Agreement and Plan of Reorganization effective as of
               September 1, 1997, among Retina Associates Southwest, P.C.,
               Denis Carroll, M.D., Leonard Joffe, M.D., Reid Schindler,
               M.D., and the Registrant.(5)
 2.7*      --  Agreement and Plan of Reorganization dated May 1, 1997 by and among Cochise Eye & Laser, P.C., Jeffrey S. Felter,
               M.D., Thomas Rodcay, M.D., Vision 21 of Sierra Vista, Inc.
               and Vision Twenty-One, Inc.(9)
 2.8*      --  Asset Purchase Agreement dated June 1, 1997 among
               Swagel-Wootton Eye Center, Ltd., Wendy Wootton, M.D., James
               C. Wootton, M.D., Lorin Swagel, M.D., Daniel T. McGehee,
               O.D. and Vision Twenty-One, Inc.(9)
 2.9*      --  Asset Purchase Agreement dated June 1, 1997 among Aztec
               Optical Limited Partnership, Swagel-Wootton Eye Center,
               Ltd., Wendy Wootton, M.D., James C. Wootton, M.D., Lorin
               Swagel, M.D., Daniel T. McGehee, O.D. and Vision Twenty-One,
               Inc.(9)
 2.10*     --  Stock Purchase Agreement dated as of October 31, 1997 by and among Vision Twenty-One, Inc., BBG-COA, Inc., MarketCorp
               Venture Associates, L.P., New York State Business Venture
               Partnership, Chase Venture Capital Associates, Michael P.
               Block, Saree Block and James T. Roberto.(8)
 2.11*     --  Stock Purchase Agreement effective December 1, 1997 among
               Vision Twenty-One, Inc., MEC Health Care, Inc., LSI
               Acquisition, Inc. and LaserSight Incorporated.(10)
 2.12*     --  Asset Purchase Agreement dated as of December 1, 1997 by and
               Desert Eye Associates, L.T.D., Jack A. Aaron, M.D.,
               Marcello, M.D., and Vision Twenty-One, Inc.(13)
 2.13*     --  Agreement and Plan of Reorganization dated March 31, 1998 by between Vision Twenty-One, Inc., Eye Care One Corp., Martin
               F. Stein, Robert C. Sowinski, Eugene H. Edson, Stephen L.
               Charnof, John C. Colman, not individually but solely as
               trustee of the John C. Colman Trust, u/t/a dated August 5,
               1994, and Stephen L. Charnof and Daniel J. Stein, not
               individually but solely in their capacities as Trustees of the Daniel J. Stein Irrevocable Trust u/a/d April 3,
               1996.(12)
 2.14*     --  Stock Purchase Agreement effective March 31, 1998 by and
               Vision Twenty-One, Inc., Vision Twenty-One of, Inc., Vision
               Insurance Plan of America, Inc., Martin F. Stein, Robert C.
               Sowinski, Eugene H. Edson, Stephen L. Charnof, Thomas W.
               Witter, and John C. Colman, not individually but solely as
               Trustee of the John C. Colman Trust u/t/a dated August 5,
               1994.(13)

EXHIBIT
NUMBER                             EXHIBITS DESCRIPTION
-------                            --------------------
 2.15*     --  Asset Purchase Agreement dated as of April 1, 1998 by and among Robert L. Garrett, O.D., P.C., Robert L. Garrett,
               O.D., Optometric Associates of Arizona, P.L.C., and Vision
               Twenty-One, Inc.(13)
 2.16*     --  Asset Purchase Agreement dated as of April 1, 1998 by and
               Master Eye Consultants, P.C., Optometric Associates of
               Texas, P.C., Vision Twenty-One, Inc., and J.R. Cacy,
               O.D.(13)
 2.17*     --  Asset Purchase Agreement dated as of May 1, 1998 by and
               Johnson Eye Institute, P.A., Sever, Pusateri &, M.D., P.A.,
               Optometric Associates of Florida, P.A., Vision Twenty-One,
               Inc. and David A. Johnson, M.D. (14)
 2.18*     --  Asset Purchase Agreement effective January 1, 1998, by and among Elliot L. Shack, O.D., P.A., Charles M. Cummins, O.D.
               and Elliott L. Shack, O.D., P.A., and Vision Twenty-One,
               Inc.(13)
 2.19*     --  Stock Purchase Agreement effective as of January 1, 1998 by and between Vision Twenty-One, Inc., The Complete Optical
               Laboratory, Inc., Elliot L. Shack, and Charles M.
               Cummins.(13)
 2.20*     --  Asset Purchase Agreement dated as of May 1, 1998 by and among Johnson Eye Institute Surgery Center, Inc., Vision
               Twenty-One Surgery Center, Ltd. and David A. Johnson, M.D.
               and Debra Pazo Johnson.(14)
 2.21*     --  Asset Purchase Agreement dated effective June 30, 1998 among
               Vision Twenty-One, Inc., Vision World, Inc., Russell
               Trenholme and Takako Trenholme.(16) (Schedules (or similar attachments) have been omitted and the Registrant agrees to furnish supplementally a copy of any omitted schedule to the
               Securities and Exchange Commission upon request.)
 3.1*      --  Amended and Restated Articles of Incorporation of Vision
               Twenty-One, Inc.(1)
 3.2*      --  Bylaws of Vision Twenty-One, Inc.(1)
 4.1*      --  Specimen of Vision Twenty-One, Inc. Common Stock
               Certificate.(1)
 4.2*      --  Promissory Note dated June 1996 from Vision Twenty-One, Inc.
               to Peter Fontaine.(1)
 4.3*      --  Promissory Note dated November 1996 from Vision Twenty-One,
               Inc. to Peter Fontaine.(1)
 4.4*      --  Promissory Note dated December 1996 from Vision Twenty-One,
               Inc. to Peter Fontaine.(1)
 4.5*      --  Note Purchase Agreement for 10% Senior Subordinated Notes
               December 19, 1999 (Detachable Warrants Exchangeable Into
               Common Stock) dated December 20, 1996, by and between Vision
               Twenty-One, Inc. and certain purchasers.(1)
 4.6*      --  Amendment No. 1 dated April 18, 1997, to that certain Note
               Purchase Agreement dated December 20, 1996, by and between
               Vision Twenty-One, Inc. and certain purchasers.(1)
 4.7*      --  Note Purchase Agreement for 10% Senior Subordinated Series
               1997 Notes Due December 19, 1999 (Detachable Warrants
               Exchangeable Into Common Stock) dated February 28, 1997
               between Vision Twenty-One, Inc. and Piper Jaffray Healthcare
               Fund II Limited Partnership.(1)
 4.8*      --  Amended and Restated Note and Warrant Purchase Agreement
               dated June 1997 and First Amendment to Amended and Restated
               Note and Warrant Purchase Agreement dated August 1997
               between Vision Twenty-One, Inc. and Prudential Securities
               Group.(4)
 4.9*      --  Credit facility commitment letter dated October 10, 1997 between Prudential Securities Credit Corporation and Vision
               Twenty-One, Inc.(5)
 4.10*     --  Note Purchase Agreement dated October 1997 between Vision
               Twenty-One, Inc. and Prudential Securities Credit
               Corporation.(9)
 4.11*     --  Letter Amendment dated December 30, 1997 to the Note and
               Warrant Purchase Agreement between Vision Twenty-One, Inc.
               and Prudential Securities Credit Corporation.(10)
 4.12*     --  Stock Distribution Agreement dated December 30, 1997 by and between Vision Twenty-One, Inc. and LaserSight
               Incorporated.(10)
 4.13*     --  Credit Agreement dated as of January 30, 1998 among Vision
               Twenty-One, Inc. the Banks Party Hereto and Bank of Montreal
               as Agent.(11)
 4.14*     --  Amended and Restated Credit Agreement dated as of July 1,
               1998 among Vision Twenty-One, Inc., and the Bank of Montreal as Agent for a consortium of banks.(15)

EXHIBIT
NUMBER                             EXHIBITS DESCRIPTION
-------                            --------------------
 4.15      --  First Amendment to the Amended and Restated Credit Agreement
               dated as of February 23, 1999 among Vision Twenty-One, Inc., the Banks party hereto and Bank of Montreal as Agent for the
               Banks.
 4.16      --  Second Amendment to the Amended and Restated Credit
               Agreement dated as of June 11, 1999 among Vision Twenty-One,
               Inc., the Banks party hereto and Bank of Montreal as Agent for the Banks.

               (The Company is not filing any instrument with respect to
               long-term debt that does not exceed 10% of the total assets of the Company and the Company agrees to furnish a copy of such instrument to the Commission upon request.)
10.1*      --  Employment Agreement dated October 1, 1996 between Vision
               Twenty-One, Inc. and Theodore N. Gillette.(1)
10.2*      --  Employment Agreement dated October 1, 1996 between Vision
               Twenty-One, Inc. and Richard Sanchez.(1)
10.3*      --  Employment Agreement dated September 1, 1996 between Vision
               Twenty One, Inc. and Richard T. Welch.(1)
10.4*      --  Services Agreement dated September 9, 1996 between Vision
               Twenty-One, Inc. and Dr. Richard L. Lindstrom, M.D.(1)
10.5*      --  Vision Twenty-One, Inc. 1996 Stock Incentive Plan.(1)
10.6*      --  Vision Twenty-One, Inc. Affiliated Professionals Stock
               Plan.(1)
10.7*      --  Agreement dated May 10, 1996 between Vision Twenty-One, Inc.
               and Bruce S. Maller.(1)
10.8*      --  Advisory Agreement dated October 20, 1996 between Vision
               Twenty-One, Inc. and Bruce S. Maller.(1)
10.9*      --  Services Agreement dated March 10, 1996 between Vision
               Twenty-One, Inc. and The BSM Consulting Group.(1)
10.10*     --  Subscription Agreement dated June 4, 1996 between Vision
               Twenty-One, Inc. and Peter Fontaine.(1)
10.11*     --  Promissory Note dated June 1996 from Vision Twenty-One, Inc.
               to Peter Fontaine, filed as Exhibit 4.2 to this Report and incorporated herein by reference.
10.12*     --  Promissory Note dated November 1996 from Vision Twenty-One,
               Inc. to Peter Fontaine, filed as Exhibit 4.3 to this Report and incorporated herein by reference.
10.13*     --  Promissory Note dated December 1996 from Vision Twenty-One,
               Inc. to Peter Fontaine filed as Exhibit 4.4 to this Report and incorporated herein by reference.
10.14*     --  Note Purchase Agreement for 10% Senior Subordinated Notes
               Due December 19, 1999 (Detachable Warrants Exchangeable Into
               Common Stock), dated December 20, 1996, by and between
               Vision Twenty-One, Inc. and certain purchasers filed as
               Exhibit 4.5 to this Report and incorporated herein by
               reference.(2)
10.15*     --  Amendment No. 1 dated April 18, 1997, to that certain Note
               Purchase Agreement dated December 20, 1996, by and between
               Vision Twenty-One, Inc. and certain purchasers filed as
               Exhibit 4.6 to this Report and incorporated herein by
               reference.(1)
10.16*     --  Note Purchase Agreement for 10% Senior Subordinated Series
               1997 Notes Due December 19, 1999 (Detachable Warrants
               Exchangeable Into Common Stock), by and between Vision
               Twenty-One, Inc. and Piper Jaffray Healthcare Fund II
               Limited Partnership, filed as Exhibit 4.7 to this Report and incorporated herein by reference.(1)
10.17*     --  Amended and Restated Note and Warrant Purchase Agreement
               dated June 1997 and First Amendment to Amended and Restated
               Note and Warrant Purchase Agreement dated August 1997
               between Vision Twenty-One, Inc. and Prudential Securities
               Group, Inc. filed as Exhibit 4.8 to this Report and
               incorporated herein by reference.(4)
10.18*     --  Form of Indemnification Agreement.(1)

EXHIBIT
NUMBER                             EXHIBITS DESCRIPTION
-------                            --------------------
10.19+*    --  Ancillary Provider Participation Agreement and Provider
               Amendment among Humana Medical Plan, Inc., Humana Health
               Plan of Florida, Inc., Humana Health Insurance of Florida,
               Inc., Humana Insurance Company and Vision 21.(2)
10.20+*    --  Asset Purchase Agreement dated December 1, 1996, by and among Gillette & Associates, #6965, P.A., Theodore N.
               Gillette, O.D., Mark Sarno, O.D. and Mark Beiler, O.D. and
               Vision Twenty-One, Inc.(2)
10.21*     --  Subordinated Promissory Note dated December 1, 1996, from
               Vision Twenty-One, Inc. to Gillette & Associates, #6965,
               P.A.(1)
10.22*     --  Business Management Agreement dated December 1, 1996,
               between Vision Twenty-One, Inc. and Gillette & Associates,
               #6965, P.A.(2)
10.23+*    --  Agreement and Plan of Reorganization dated December 1, 1996, by and among Eye Institute of Southern Arizona, P.C.,
               Jeffrey I. Katz, M.D. and Barry Kusman, M.D., Vision Twenty-
               One, Inc. and Vision 21 of Southern Arizona, Inc.(3)
10.24*     --  Business Management Agreement dated December 1, 1996,
               between Eye Institute of Southern Arizona, P.C. and
               ExcelCare, P.C. (as assigned to Vision Twenty-One, Inc.)(1)
10.25+*    --  Asset Purchase Agreement dated December 1, 1996, by and among Lindstrom, Samuelson & Hardten Ophthalmology
               Associates, P.A., Richard L. Lindstrom, M.D., Thomas W.
               Samuelson, M.D. and David R. Hardten, M.D. and Vision
               Twenty-One, Inc.(9)
10.26*     --  Subordinated Promissory Note dated December 1, 1996, from
               Vision Twenty-One, Inc. to Lindstrom, Samuelson & Hardten
               Ophthalmology Associates, P.A.(1)
10.27*     --  Business Management Agreement dated December 1, 1996,
               between Vision Twenty-One, Inc. and Lindstrom, Samuelson &
               Hardten Ophthalmology Associates, P.A.(1)
10.42*     --  Stock Purchase Agreement dated May 1997, between David R.
               Hardten, M.D., Robert B. Kennedy, O.D., Thomas A. Knox,
               Gregory W. Kraupa, O.D., John W. Lahr, O.D., Richard L.
               Lindstrom, M.D., Jack W. Moore, Thomas W. Samuelson, M.D.,
               and Bradley Dr. Richter, O.D. and Vision Twenty-One, Inc.(1)
10.43*     --  Regional Services Agreement dated May 1997, between Vision
               Twenty-One, Inc. and Richard L. Lindstrom, M.D.(1)
10.47*     --  Form of Contract Provider agreement(2)
10.48+*    --  Joint Venture Agreement dated May 1, 1996 by and between For
               Eyes Managed Care, Inc. and Vision 21 Managed Eye Care of
               Tampa Bay, Inc.(3)
10.49*     --  Amendment to Agreement and Plan of Reorganization dated July
               31, 1997 by and among Kuscat Investments, L.L.C.,
               Ocusite-ASC, Inc., Jeffrey I. Katz, M.D. and Barry Kusman,
               M.D., Vital Site, P.C., Vision Twenty-One, Inc. Vision 21 of
               Southern Arizona, Inc. and the escrow agent.(9)
10.50*     --  Employment Agreement dated October 31, 1997 between Vision
               Twenty-One, Inc. and Michael P. Block.(9)
10.51*     --  Letter of Intent dated October 15, 1997 by and among Vision
               Twenty-One, Inc., BBG-COA, Inc. MarketCorp Venture
               Associates, L.P., New York State Business Venture
               Partnership, Chase Venture Capital Associates, Michael P.
               Block, Saree Block and James T. Roberto.(6)
10.52*     --  Credit facility commitment letter dated October 10, 1997 between Prudential Securities Credit Corporation and Vision
               Twenty-One, Inc. filed as Exhibit 4.9 to this Report and
               incorporated herein by reference.
10.53*     --  Note Purchase Agreement dated October 1997 between Vision
               Twenty-One, Inc. and Prudential Securities Credit
               Corporation, filed as Exhibit 4.10 to this Report and
               incorporated herein by reference.
10.54*     --  Stock Purchase Agreement effective October 31, 1997 by and among Vision Twenty-One, Inc., BBG-COA, Inc. Market Corp
               Venture Associates, L.P., New York state Business Venture
               Partnership, Chase Venture Capital Associates, Michael P.
               Block, Saree Block and James T. Roberto, filed as Exhibit
               2.10 to this Report and incorporated herein by reference.

EXHIBIT
NUMBER                             EXHIBITS DESCRIPTION
-------                            --------------------
10.55*     --  Letter Agreement of October 2, 1997 by and between
               Prudential Securities Incorporated as exclusive agent for
               obtaining $50.0 million credit facility, and Vision
               Twenty-One, Inc.(9)
10.56*     --  Letter Agreement of October 14, 1997 by and between
               Prudential Securities Incorporated, as exclusive financial adviser in the Block Acquisition, and Vision Twenty-One,
               Inc.(9)
10.57*     --  Letter Amendment dated December 30, 1997 to the Note and
               Warrant Purchase Agreement between Vision Twenty-One, Inc.
               and Prudential Securities Credit Corporation, filed as
               Exhibit 4.11 to this Report and incorporated herein by
               reference.(10)
10.58*     --  Stock Distribution Agreement dated December 30, 1997 by and between Vision Twenty-One, Inc. and LaserSight,
               Incorporated, filed as Exhibit 4.12 to this Report and
               incorporated herein by reference.(10)
10.59*     --  Credit Agreement dated as of January 30, 1998 among Vision
               Twenty-One, Inc. ,the Banks Party Hereto and Bank of
               Montreal as Agent filed as Exhibit 4.13 to this Report and incorporated herein by reference.(11)
10.60*     --  Amended and Restated Credit Agreement dated as of July 1,
               1998 among Vision Twenty-One, Inc. the Banks Party Hereto
               and Bank of Montreal as Agent, filed as Exhibit 4.14 to this
               Report and incorporated herein by reference.(16)
10.61      --  First Amendment to the Amended and Restated Credit Agreement
               dated as of February 23, 1999 among Vision Twenty-One, Inc., the Banks party hereto and Bank of Montreal as Agent for the
               Banks, filed as Exhibit 4.15 to this report and incorporated herein by reference.
10.62      --  Second Amendment to the Amended and Restated Credit
               Agreement dated as of June 11, 1999 among Vision Twenty-One,
               Inc., the Banks party thereto and Bank of Montreal as Agent for the Banks, filed as Exhibit 4.16 to this Report and
               incorporated herein by reference.
10.63*     --  Vision Twenty-One, Inc. Employee Stock Purchase Plan.(17)
21         --  List of the subsidiaries of Vision Twenty-One, Inc.
23         --  Consent of Ernst & Young, LLP, independent certified public accountants.
27         --  Financial Data Schedule for the year ended December 31, 1998
               (for SEC use only).

---------------

   * Previously filed as an Exhibit in the Company filing identified in the footnote following the Exhibit Description and incorporated herein by reference.
 (1) Registration Statement on Form S-1 filed on June 13, 1997 (File No. 333-29213).
 (2) Amendment No. 1 to Registration Statement on Form S-1 filed on July 23,
     1997.
 (3) Amendment No. 3 to Registration Statement on Form S-1 filed on August 14, 1997.
 (4) Amendment No. 4 to Registration Statement on Form S-1 filed on August 18, 1997.
 (5) Form 8-K filed September 30, 1997.
 (6) Registration Statement on Form S-1 filed on October 30, 1997 (333-39031).
 (7) Amendment No. 1 to Registration Statement on Form S-1 filed on November 3, 1997.
 (8) Form 10-Q filed on November 14, 1997.
 (9) Amendment No. 2 to Registration Statement on Form S-1 filed November 19, 1997.
(10) Form 8-K filed January 13, 1998.
(11) Form 8-K filed February 10, 1998.
(12) Form 8-K filed April 14, 1998.
(13) Registration Statement on Form S-1 filed on April 30, 1998 (File No. 333-51437).
(14) Amendment No. 1 to Registration Statement on Form S-1 filed on May 12, 1998 (333-51437).
(15) Form 8-K filed July 10, 1998.
(16) Form 10-Q filed August 14, 1998.
(17) Form S-8 filed November 13, 1998.