Form 10-Q/A
period 1998-03-31
VISION TWENTY ONE INC
filed 1999-06-24
CIK 1020258

                                   FORM 10Q/A
                               (Amendment No. 1)

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

          AMENDED FORM 10-Q FOR QUARTERLY PERIOD ENDED MARCH 31, 1998


     As a result of the Company's change in accounting for start-up costs and software development costs, and the change in accounting treatment for revenue recognition regarding acquisition integration fees for the year ended December 31, 1998, the Company hereby amends: Part I, Items 1 and 2 of its previously reported Form 10-Q for the three months ended March 31, 1998 and revises its previously filed financial data schedule.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             THREE-MONTH PERIODS ENDED
                                                                     MARCH 31,
                                                           -----------------------------
                                                               1997              1998
                                                           -----------       -----------
Revenues:
  LADS operations, net revenues .....................      $ 7,968,160       $20,571,734
  Managed care ......................................        3,046,811        13,007,310
  Buying group ......................................               --        13,725,148
                                                           -----------       -----------
                                                            11,014,971        47,304,192
                                                           -----------       -----------

Operating expenses:
  LADS operating expenses ...........................        6,793,394        15,253,449
  Medical claims ....................................        2,444,294         9,658,487
  Cost of buying group sales ........................               --        12,794,985
  General and administrative.........................        1,459,432         5,790,370
  Depreciation and amortization .....................          300,956         1,351,763
  Merger costs ......................................               --           508,443
  Start-up and software development costs............               --            67,019
                                                           -----------       -----------
                                                            10,998,076        45,424,516
                                                           -----------       -----------

Income from operations ..............................           16,895         1,879,676
Interest expense ....................................          254,598           662,984
                                                           -----------       -----------
Income (loss) before income taxes ...................         (237,703)        1,216,692
Income taxes ........................................               --           328,507
                                                           -----------       -----------
Income (loss) before extraordinary charge ...........         (237,703)          888,185
Extraordinary charge - early extinguishment
  of debt, net of income taxes of $238,000  .........               --           397,190
                                                           -----------       -----------
Net income (loss) ...................................      $  (237,703)      $   490,995
                                                           -----------       -----------
Earnings (loss) per common share:
  Income (loss) before extraordinary charge .........      $     (0.04)      $      0.06
  Extraordinary charge ..............................               --             (0.03)
                                                           -----------       -----------
Net income (loss) per common share ..................      $     (0.04)      $      0.03
                                                           ===========       ===========

Earnings (loss) per common share - assuming dilution:
  Income (loss) before extraordinary charge .........      $     (0.04)      $      0.06
  Extraordinary charge ..............................               --             (0.03)
                                                           -----------       -----------
Net income (loss) per common share -
  assuming dilution .................................      $     (0.04)      $      0.03
                                                           ===========       ===========


    See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                    DECEMBER 31,       MARCH 31,
                                                                                                        1997              1998
                                                                                                    ------------      ------------
                                                            ASSETS
Current Assets:
  Cash and cash equivalents ...................................................................     $  4,048,358      $ 12,225,318
  Accounts receivable due from:
      Buying group members, net of allowance for doubtful accounts of $33,000 and
      $42,000 at December 31, 1997 and March 31, 1998, respectively ...........................        5,427,592         7,309,162
     Patients, net of allowances for uncollectible accounts and contractual adjustments of
        $3,446,000 and $4,456,000 at December 31, 1997 and March 31, 1998, respectively........        5,502,110         7,187,107
     Managed Professional Associations ........................................................        4,950,067         7,121,997
     Managed health benefits payors ...........................................................        1,276,790         1,590,785
     Other ....................................................................................          165,292            22,921
  Inventory ...................................................................................          936,242         1,535,632
  Prepaid expenses and other current assets ...................................................        2,016,036         2,794,869
                                                                                                    ------------      ------------
         Total current assets .................................................................       24,322,487        39,787,791
Fixed assets, net .............................................................................        8,626,964         9,648,918
Intangible assets, net of accumulated amortization of $1,131,501 and $1,953,383 at December 31,
  1997 and March 31,1998, respectively .......................................................        84,164,341        92,883,967
Cash surrender value of life insurance, net policy loans of $624,464 at December 31, 1997 and
  March 31,1998 ..............................................................................           205,596           205,596
Deferred tax assets ...........................................................................        1,882,000         1,882,000
Other assets ..................................................................................        1,155,359         1,651,551
                                                                                                    ------------      ------------
         Total assets .........................................................................     $120,356,747      $146,059,823
                                                                                                    ============      ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................................................     $  5,319,654      $  5,454,621
  Accrued expenses ............................................................................        2,708,741         4,336,750
  Medical claims payable ......................................................................        3,555,195         4,563,384
  Accrued compensation ........................................................................        1,381,497         2,465,217
  Accrued acquisition and offering costs ......................................................        1,045,905           363,009
  Due to Managed Professional Associations ....................................................        1,938,309         3,381,906
  Due to selling shareholders .................................................................        2,811,809         6,315,562
  Current portion of deferred leasehold incentive .............................................           23,046            23,046
  Current portion of long-term debt ...........................................................          104,371            96,175
  Current portion of obligations under capital leases .........................................          566,084           416,436
                                                                                                    ------------      ------------
         Total current liabilities ............................................................       19,454,611        27,416,106

Deferred rent payable .........................................................................          261,117           261,117
Obligations under capital leases ..............................................................          632,850           534,996
Long-term debt, less current portion ..........................................................       25,980,253        39,246,444
Deferred leasehold incentive ..................................................................          186,323           180,562
Deferred income taxes .........................................................................        6,111,000         6,111,000

Stockholders' equity:
  Preferred stock, $.001 par value; 10,000,000 shares authorized:  no shares issued ..........                --                --
  Common stock, $.001 par value; 50,000,000 shares authorized; 13,529,892 (December 31, 1997)
      and 14,105,909 (March 31, 1998) shares issued ...........................................           13,530            14,106
  Additional paid in capital ..................................................................       76,416,476        82,228,451
  Deferred compensation .......................................................................         (408,735)         (381,660)
  Notes receivable from stockholder ...........................................................         (175,484)         (172,984)
  Treasury stock at cost, 168,270 shares March 31, 1998  ......................................               --        (1,548,084)
  Accumulated deficit .........................................................................       (8,115,194)       (7,830,231)
                                                                                                    ------------      ------------
         Total stockholders' equity ...........................................................       67,730,593        72,309,598
                                                                                                    ------------      ------------
         Total liabilities and stockholders' equity ...........................................     $120,356,747      $146,059,823
                                                                                                    ============      ============

    See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    THREE-MONTH PERIODS ENDED
                                                                                            MARCH 31,
                                                                                  -----------------------------
                                                                                      1997              1998
                                                                                  -----------       -----------
OPERATING ACTIVITIES
Net income (loss) ..........................................................      $  (237,703)      $   490,995
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
   Extraordinary charge - early extinguishment of debt .....................               --           635,190
   Depreciation and amortization ...........................................          300,956         1,351,763
   Amortization of loan fees ...............................................               --            28,050
   Non-cash compensation expense ...........................................           19,650            40,083
   Amortization of deferred compensation ...................................           27,075                --
   Interest accretion ......................................................           15,284                --
   Changes in operating assets and liabilities, net of effects from business combinations:
     Accounts receivable, net ..............................................         (380,752)       (5,150,069)
     Inventory .............................................................         (211,718)           37,255
     Prepaid expenses and other current assets .............................          (98,571)         (266,022)
     Other assets ..........................................................          (51,970)         (139,095)
     Accounts payable ......................................................           (4,332)         (550,048)
     Accrued expenses ......................................................          377,675         2,190,520
     Accrued acquisition and offering costs ................................          (58,223)               --
     Accrued compensation ..................................................          267,465           623,890
     Medical claims payable ................................................         (367,899)        1,014,780
     Due to Managed Professional Associations ..............................          276,346         1,443,597
                                                                                  -----------       -----------
          Net cash provided by (used in) operating activities ..............         (126,717)        1,750,889

INVESTING ACTIVITIES
Purchases of furniture and equipment, net ..................................         (534,323)         (983,335)
Payments for acquisitions, net of cash acquired ............................               --        (1,838,177)
Payments for capitalized acquisition costs .................................       (1,449,129)       (1,715,910)
                                                                                  -----------       -----------
          Net cash used in investing activities ............................       (1,983,452)       (4,537,422)

FINANCING ACTIVITIES
Proceeds from long term debt ...............................................               --        39,222,073
Payments on long term debt .................................................         (780,454)      (25,850,700)
Net proceeds from credit facilities ........................................        1,657,331                --
Net proceeds from issuance of senior notes and warrants ....................        2,000,000                --
Payments for financing fees ................................................               --          (724,101)
Payments to acquire treasury stock .........................................               --        (1,548,084)
Sale of detachable stock purchase warrants and exercise of options .........               --           107,353
Decrease in notes receivable from stockholder ..............................               --             2,500
Capital distributions ......................................................               --          (245,548)
                                                                                  -----------       -----------
          Net cash provided by financing activities ........................        2,876,877        10,963,493
                                                                                  -----------       -----------

Increase in cash and cash equivalents ......................................          766,708         8,176,960
Cash and cash equivalents at beginning of period ...........................          251,832         4,048,358
                                                                                  -----------       -----------
Cash and cash equivalents at end of period .................................      $ 1,018,540       $12,225,318
                                                                                  ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest ...................................      $    75,043       $   914,301
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
--------------------------------------------------------------------------------------

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)


                     THREE-MONTH PERIOD ENDED MARCH 31, 1998

------------------------------------------------------------------------------------
                             VISION        EYECARE ONE       VIPA          COMBINED
                          TWENTY-ONE
------------------------------------------------------------------------------------
Revenue                   $43,783,577      $3,305,219      $215,396      $47,304,192
------------------------------------------------------------------------------------
Extraordinary charge      $   397,190              --            --      $   397,190
------------------------------------------------------------------------------------
Net income                $   284,965      $  153,917      $ 52,113      $   490,995
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

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)


4.       EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share for income (loss) from continuing operations:

                                                    THREE-MONTH PERIODS ENDED MARCH 31,
                                                    -----------------------------------
                                                           1997              1998
                                                        ----------       -----------
Numerator:
  Numerator for basic and diluted earnings (loss)
   per share-income (loss) available to common
   stockholders ..................................      $ (237,703)      $   888,185
Denominator:
  Denominator for basic earnings (loss) per share-
   weighted average shares .......................       6,170,597        13,840,902
                                                        ----------       -----------
Effect of dilutive securities:
   Stock options .................................              --           181,797
   Warrants ......................................              --           199,972
   Nonvested stock ...............................              --            90,678
                                                        ----------       -----------
Dilutive potential common shares .................              --           472,447
                                                        ----------       -----------
  Denominator for diluted earnings (loss) per
   share-adjusted weighted-average shares and
   assumed conversions ...........................       6,170,597        14,313,349
                                                        ==========       ===========
Basic earnings (loss) per common share ...........      $    (0.04)      $      0.06
                                                        ==========       ===========
Diluted earnings (loss) per common share .........      $    (0.04)      $      0.06
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

                                              THREE-MONTH PERIODS ENDED
                                                      MARCH 31
                                                 ------------------
                                                  1997         1998
                                                 -----        -----
Revenues:
  LADS operations, net revenues ...........       72.3%        43.5%
  Managed care ............................       27.7         27.5
  Buying group ............................        0.0         29.0
                                                 -----        -----
         Total revenues ...................      100.0        100.0
                                                 -----        -----

Operating expenses:
  LADS operating expenses .................       61.8         32.3
  Medical claims ..........................       22.2         20.4
  Cost of buying group sales ..............        0.0         27.0
  General and administrative...............       13.2         12.2
  Depreciation and amortization ...........        2.7          2.9
  Merger costs ............................        0.0          1.1
  Start-up and software development costs..        0.0          0.1
                                                 -----        -----
         Total operating expenses .........       99.9         96.0
                                                 -----        -----

Income from operations ....................        0.1          4.0
Interest expense ..........................        2.3          1.4
                                                 -----        -----
Income (loss) before income taxes .........       (2.2)         2.6
Income taxes ..............................        0.0          0.7
                                                 -----        -----
Income (loss) before extraordinary charge .       (2.2)         1.9
Extraordinary charge - early extinguishment
  of debt, net of income taxes of $238,000         0.0          0.9
                                                 -----        -----
         Net income (loss) ................       (2.2)%        1.0%
                                                 =====        =====

Medical claims ratio ......................       80.2%        74.3%
                                                 =====        =====


Three-Month Period Ended March 31, 1998 Compared to Three-Month Period Ended March 31, 1997

         Revenues. Revenues increased 329.4% from $11.0 million for the three months ended March 31, 1997 to $47.3 million for the three months ended March 31, 1998. This increase was caused primarily by an increase in LADS operations net revenues attributable to the 1997 Acquisitions, the 1998 Acquisitions and the LaserSight Acquisition, which accounted for $12.6 million of the increase; an increase in buying group revenues attributable to the Block Acquisition which accounted for $13.7 million of the increase; an increase in managed care revenues attributable to the Block Acquisition; and the addition of three capitated contracts and the expansion of an existing contract which accounted for $10.0 million of the increase. Comparable clinic revenues increased 14.6% over 1997 levels for practices managed by the Company in both periods.
Managed care revenues on a comparable basis increased 40.0% over 1997 levels for business units operated by the Company in both periods.

         LADS Operating Expenses. LADS operating expenses increased 124.5% from $6.8 million for the three months ended March 31, 1997 to $15.3 million for the three months ended March 31, 1998. LADS operating expenses consist of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, and other general and administrative costs related to the operation of clinics and ASCs. This increase was caused primarily by the 1997 Acquisitions, the LaserSight Acquisition, the 1998 Acquisitions, and the EyeCare One and VIPA merger.

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

         General and Administrative. General and administrative expenses increased 296.8% from $1.5 million for the three months ended March 31, 1997 to $5.8 million for the three months ended March 31, 1998. This increase was caused primarily by an increase in corporate staff necessary to support the Company's expanded LADS Operations and managed care business and increases in travel expenses, professional fees and occupancy costs. Salary, wage and benefit expenses consist of expenses related to management and administrative staff located at the Company's corporate headquarters and regional offices. As a percentage of revenues, general and administrative expenses decreased from 13.2% for the three months ended March 31, 1997 to 12.2% for the three months ended March 31, 1998. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business.

         Depreciation and amortization. Depreciation and amortization expense increased from $301,000 for the three months ended March 31, 1997 to $1.4 million for the three months ended March 31, 1998. As a percentage of revenues, depreciation and amortization expense increased from 2.7% for the three months ended March 31, 1997 to 2.9% for the three months ended March 31, 1998. This increase was caused primarily by the amortization of intangibles attributable to the 1997 Acquisitions, the 1998 Acquisitions, the LaserSight Acquisition and the Block Acquisition.

         Merger Costs. Merger costs were incurred as a result of the EyeCare One pooling of interests and consist primarily of professional fees.

         Start-up and Software Development Costs. Start-up costs were incurred due to the Company's early adoption of the provisions of AICPA Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities" and AICPA Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Start-up costs relate to start-up activities associated primarily with refractive surgery centers and initiatives, and software development costs are associated with the Company's implementation of the Great Plains accounting software system.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings and private debt and equity financings. Net cash used in operating activities for the three months ended March 31, 1997 was $127,000 as compared to net cash provided by operating activities of $1.8 million for the three months ended March 31, 1998. Net cash used in operating activities for the three months ended March 31, 1997 resulted primarily from the net loss for the period.

         Net cash used in investing activities for the three months ended March 31, 1997 and 1998 was $2.0 million and $4.5 million, respectively, and resulted from payments for acquisitions, furniture and equipment and capitalized acquisition costs.

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

         Intangible assets consist of the excess of the purchase price over the fair values of the net assets acquired from the business acquisitions which are being amortized using the straight-line method over 25-30 years and the Management Agreements with the Managed Professional Associations which are being amortized using the straight-line method over an average life of 25 years. Intangible assets represented 63.6% of the Company's total assets at March 31, 1998. In determining the useful life of a Management Agreement, the Company considers the operating history and other characteristics of each practice. A principal consideration is the degree to which the practice has demonstrated its ability to extend its existence indefinitely. The Company will review the carrying value of its intangible assets at least quarterly on an entity-by-entity basis to determine if facts and circumstances exist which would suggest that the intangible assets may be impaired or that amortization periods need to be modified. Among the factors the Company considers in making the valuation are changes in the Managed Professional Associations market position, reputation, profitability, and geographic penetration.

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

27.1*             Restated Financial Data Schedule for three months ended March
                  31, 1997 (for SEC use only). (4)

27.2              Restated Financial Data Schedule for three months ended
                  March 31, 1998 (for SEC use only).

---------------

         *Previously filed as an Exhibit in the Company filing identified in the footnote following the Exhibit Description and incorporated herein by reference.

[1] Form 8-K filed February 10, 1998
[2] Form 8-K filed April 14, 1998
[3] Registration Statement on Form S-1 filed on April 30, 1998 (333-51437) [4] Form 10-Q filed May 14, 1998

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Largo, State of Florida on June 24, 1999.


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