Form 10-Q
period 1999-03-31
VISION TWENTY ONE INC
filed 1999-06-24
CIK 1020258

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________
Commission file number: 0-22977

                             VISION TWENTY-ONE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

FLORIDA                                               59-3384581
(STATE OR OTHER JURISDICTION OF INCORPORATION         (I.R.S. EMPLOYER
OR ORGANIZATION)                                      IDENTIFICATION NO.)

7360 BRYAN DAIRY ROAD
LARGO, FLORIDA                                        33777
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (727) 545-4300

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

    The registrant had 15,147,588 Shares outstanding as of May 31, 1999.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                -----------------------------
                                                                     1998             1999
                                                                ------------      -----------
Revenues:
  LADS operations, net ....................................     $ 20,571,734      $36,904,292
  Managed care ............................................       13,007,310       14,184,912
  Buying group ............................................       13,725,148       14,777,722
                                                                ------------      -----------
                                                                  47,304,192       65,866,926
                                                                ------------      -----------

Operating expenses:
  LADS operating expenses .................................       15,253,449       30,829,448
  Medical claims ..........................................        9,658,487       10,371,748
  Cost of buying group sales ..............................       12,794,985       14,062,211
  General and administrative ..............................        5,790,370        6,517,289
  Depreciation and amortization ...........................        1,351,763        2,184,938
  Merger costs ............................................          508,443               --
  Start-up and software development costs .................           67,019               --
                                                                ------------      -----------
                                                                  45,424,516       63,965,634
                                                                ------------      -----------

Income from operations ....................................        1,879,676        1,901,292
Interest expense ..........................................          662,984        1,885,115
                                                                ------------      -----------
Income before income taxes ................................        1,216,692           16,177
Income taxes ..............................................          328,507               --
                                                                ------------      -----------
Income before extraordinary charge ........................          888,185           16,177
Extraordinary charge - early extinguishment of debt .......          397,190               --
                                                                ------------      -----------
Net income ................................................     $    490,995      $    16,177
                                                                ============      ===========
Earnings per common share:
  Income  before extraordinary charge .....................     $       0.06      $        --
  Extraordinary charge ....................................            (0.03)              --
                                                                ------------      -----------
Net earnings per common share .............................     $       0.03      $        --
                                                                ============      ===========
Earnings per common share - assuming dilution:
  Income before extraordinary charge ......................     $       0.06      $        --
  Extraordinary charge ....................................            (0.03)              --
                                                                ------------      -----------

Net earnings per common share - assuming dilution .........     $       0.03      $        --
                                                                ============      ===========




    See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                DECEMBER 31,         MARCH 31,
                                                                                                   1998                1999
                                                                                               -------------      -------------
                                                       ASSETS
Current Assets:
  Cash and cash equivalents ..............................................................     $   6,052,423      $   8,344,119
  Accounts receivable due from:
     Patients and buying group members, net ..............................................        17,143,261         18,461,947
     Managed Professional Associations ...................................................         3,028,117          2,175,022
     Managed health benefits payors ......................................................         1,573,799            492,856
  Inventories ............................................................................         3,308,813          3,698,485
  Prepaid expenses and other current assets ..............................................         3,166,836          3,795,000
                                                                                               -------------      -------------
         Total current assets ............................................................        34,273,249         36,967,429
Fixed assets, net ........................................................................        15,222,586         16,171,510
Intangible assets, net ...................................................................       132,232,027        131,557,684
Deferred income taxes ....................................................................         6,300,000          6,300,000
Other assets .............................................................................         2,561,717          2,742,102
                                                                                               -------------      -------------
         Total assets ....................................................................     $ 190,589,579      $ 193,738,725
                                                                                               =============      =============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................................................     $   6,951,099      $  10,223,142
  Accrued expenses .......................................................................         6,279,213          5,480,362
  Medical claims payable .................................................................         4,713,995          3,320,409
  Accrued compensation ...................................................................         3,716,787          5,663,183
  Accrued restructuring charge ...........................................................         2,796,000          2,515,607
  Current portion of long-term debt ......................................................         2,143,149          2,398,447
  Current portion of obligations under capital leases ....................................           538,820            397,874
                                                                                               -------------      -------------
         Total current liabilities .......................................................        27,139,063         29,999,024

Deferred rent payable ....................................................................           253,258            267,802
Obligations under capital leases .........................................................           474,891            509,211
Long-term debt, less current portion .....................................................        81,217,396         81,362,547
Deferred leasehold incentive .............................................................           271,358            260,393
Deferred income taxes ....................................................................         7,512,000          7,512,000
Stockholders' equity:
   Preferred stock, $.001 par value; 10,000,000 shares authorized: no shares issued ......                --                 --
   Common stock, $.001 par value; 50,000,000 shares authorized; 15,067,025
     (December 31, 1998) and 15,070,968 (March 31, 1999) shares issued
     and outstanding .....................................................................            15,067             15,071
  Additional paid in capital .............................................................        89,196,292         89,259,171
  Common stock to be issued (105,164 shares) .............................................         1,053,664          1,053,664
  Deferred compensation ..................................................................          (300,435)          (273,360)
  Notes receivable from officer ..........................................................          (172,984)          (172,984)
  Accumulated deficit ....................................................................       (16,069,991)       (16,053,814)
                                                                                               -------------      -------------
         Total stockholders' equity ......................................................        73,721,613         73,827,748
                                                                                               -------------      -------------
         Total liabilities and stockholders' equity ......................................     $ 190,589,579      $ 193,738,725
                                                                                               =============      =============


    See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                          THREE MONTHS ENDED
                                                                                                               MARCH 31,
                                                                                                    -----------------------------
                                                                                                        1998              1999
                                                                                                    ------------      -----------
OPERATING ACTIVITIES
Net income ....................................................................................     $    490,995      $    16,177
Adjustments to reconcile net income to net cash provided by operating activities:
   Extraordinary charge - early extinguishment of debt ........................................          635,190               --
   Depreciation and amortization ..............................................................        1,351,763        2,184,938
   Amortization of deferred leasehold incentive ...............................................               --           10,965
   Amortization of loan fees ..................................................................           28,050               --
   Non-cash compensation expense ..............................................................           40,083           50,620
   Amortization of deferred compensation ......................................................               --           27,075
   Changes in operating assets and liabilities, net of effects from business combinations:
     Accounts receivable, net .................................................................       (5,150,069)        (237,743)
     Inventories ..............................................................................           37,255         (389,672)
     Prepaid expenses and other current assets ................................................         (266,022)        (628,164)
     Other assets .............................................................................         (139,095)        (217,300)
     Accounts payable .........................................................................         (550,048)       3,272,043
     Accrued expenses .........................................................................        2,190,520         (798,851)
     Accrued compensation .....................................................................          623,890        1,946,396
     Accrued restructuring charge .............................................................               --         (280,393)
     Deferred rent payable ....................................................................               --           14,544
     Medical claims payable ...................................................................        1,014,780       (1,393,586)
     Due to/from Managed Professional Associations ............................................        1,443,597          853,095
                                                                                                    ------------      -----------
          Net cash provided by operating activities ...........................................        1,750,889        4,430,144

INVESTING ACTIVITIES
Payments for fixed assets, net ................................................................         (983,335)      (1,902,863)
Payments for acquisitions, net of cash acquired ...............................................       (1,838,177)        (172,721)
Payments for capitalized acquisition costs ....................................................       (1,715,910)        (332,035)
                                                                                                    ------------      -----------
          Net cash used in investing activities ...............................................       (4,537,422)      (2,407,619)

FINANCING ACTIVITIES
Proceeds from long-term debt ..................................................................       39,222,073               --
Payments on long-term debt ....................................................................      (25,850,700)        (135,237)
Proceeds from credit facility .................................................................               --        3,394,686
Payments on credit facility ...................................................................               --       (2,859,000)
Payments for financing fees ...................................................................         (724,101)         (36,915)
Payments on capital lease obligations .........................................................               --         (106,626)
Payments to acquire treasury stock ............................................................       (1,548,084)              --
Exercise of stock options .....................................................................          107,353           12,263
Decrease in notes receivable, officers and shareholders .......................................            2,500               --
Capital distribution ..........................................................................         (245,548)              --
                                                                                                    ------------      -----------
          Net cash provided by financing activities ...........................................       10,963,493          269,171
                                                                                                    ------------      -----------

Increase in cash and cash equivalents .........................................................        8,176,960        2,291,696
Cash and cash equivalents at beginning of period ..............................................        4,048,358        6,052,423
                                                                                                    ------------      -----------
Cash and cash equivalents at end of period ....................................................     $ 12,225,318      $ 8,344,119
                                                                                                    ============      ===========




    See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 1999

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Operating results for the three-month period ended March 31, 1999 are not necessarily an indication of the results that may be expected for the year ending December 31, 1999.

RECLASSIFICATION

         Certain prior period amounts have been reclassified to conform to the current period presentation.

2.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for income from continuing operations:

                                                             THREE MONTHS ENDED MARCH 31,
                                                                 1998             1999
                                                             -----------      -----------
Numerator:
  Numerator for basic and diluted earnings per
   share-income available to common
   stockholders .......................................      $   888,185      $    16,177
Denominator:
  Denominator for basic earnings per share-
   Weighted average shares ............................       13,840,902       14,932,697
                                                             -----------      -----------
Effect of dilutive securities:
   Stock options ......................................          181,797           39,083
   Warrants ...........................................          199,972               --
   Nonvested stock ....................................           90,678            2,769
   Contingent shares ..................................               --          105,164
                                                             -----------      -----------
Dilutive potential common shares ......................          472,447          147,016
                                                             -----------      -----------
  Denominator for diluted earnings per
   share-adjusted weighted-average shares and
   assumed conversions ................................       14,313,349       15,079,713
                                                             ===========      ===========
Basic earnings per common share .......................      $      0.06      $        --
                                                             ===========      ===========
Diluted earnings per common share .....................      $      0.06      $        --
                                                             ===========      ===========

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)

3.       RESTRUCTURING PLAN

         The Company expensed business integration costs of approximately $1.3 million that were incurred during the three months ended March 31, 1999. Such amount is included in general and administrative expenses in the consolidated statements of operations. These business integration costs represent incremental or redundant costs that are required to be expensed as incurred. For the three months ended March 31, 1999, these business integration costs consisted primarily of redundant employee costs.

         For the year ended December 31, 1998, management of the Company committed to and commenced the implementation of a restructuring plan (the "Restructuring Plan"), that was designed to facilitate the transformation of the Company into an integrated eye care company. The Restructuring Plan initiatives, which are comprised of a number of specific projects, are designed to position the Company to take full operational and economic advantage of recent acquisitions. The Restructuring Plan will enable the Company to complete the consolidation and deployment of necessary infrastructure for the future, optimize and integrate certain assets and exit certain markets. The Restructuring Plan initiatives are expected to result in the elimination of approximately 110 positions throughout the Company and are expected to be completed by December 31, 1999. The initiatives to be undertaken as part of the Restructuring Plan include the integration of managed care service centers and business lines, the consolidation of retail back office functions and the consolidation of certain corporate functions. The Restructuring Plan resulted in a restructuring charge of approximately $2.8 million for the year ended December 31, 1998 and was comprised of severance costs of approximately $1.9 million and facility and lease termination costs of approximately $0.9 million. The reserve for the Restructuring Plan was $2.8 million at December 31, 1998.

         For the three months ended March 31, 1999, the Company utilized approximately $0.3 million of this charge, related to severance payments. The reserve for the Restructuring Plan was $2.5 million at March 31, 1999.


4.       LITIGATION

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

         Pursuant to the judicial order, the lead plaintiffs group must file an amended consolidated complaint within forty-five days from May 31, 1999. The Company is not required to respond until such amended consolidated complaint is filed and served. The Company believes that it has substantial defenses to this matter and intends to assert them vigorously. Management of the Company is unable to determine the impact, if any, that the resolution of the aforementioned uncertified class action lawsuit will have on the financial position or results of operations of the Company.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)

5.       SEGMENT REPORTING

         The Company identifies reportable segments based on management responsibility for the strategic business units that offer different products and services. The segments are managed separately based on the fundamental differences in their operations. The Company's operations have been classified into four segments: clinical and surgery centers, retail optical, managed care and buying group. The clinical and surgery centers segment includes all activity related to managing optometry and ophthalmology practices, refractive surgery centers and ambulatory surgical centers. The retail optical segment includes the operations of three retail optical chains located in Minnesota, New Jersey and Wisconsin. The managed care segment includes the operations consisting primarily of Block Vision, Maryland Eye Care and Vision 21 Managed EyeCare of Tampa Bay, Inc. The buying group segment includes the operations of Block Buying Group. The corporate segment includes general and administrative expenses associated with the operations of the Company's corporate and regional offices and expenses not allocated to reportable segments.

         The accounting policies of the reportable segments are the same as those described in Note 2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company evaluates the performance of its operating segments based on income before taxes, depreciation and amortization, accounting changes, unusual items and interest expense. Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              1999               1998
                                                        ------------       ------------
Revenues:
     Clinical and surgery centers                       $ 21,745,556       $ 13,051,588
     Retail optical                                       15,158,736          7,520,146
     Managed care                                         14,184,912         13,007,310
     Buying group                                         14,777,722         13,725,148
                                                        ------------       ------------
        Total segments                                    65,866,926         47,304,192
     Corporate                                                    --                 --
                                                        ------------       ------------
Total revenues                                          $ 65,866,309       $ 47,304,192
                                                        ============       ============

Segment Profit:
     Clinical and surgery centers                       $  3,092,156       $  2,848,100
     Retail optical                                        1,945,972            801,372
     Managed care (a)                                      1,696,972            934,196
     Buying group (b)                                        715,511            731,987
                                                        ------------       ------------
        Total segments                                     7,450,611          5,315,655
     Corporate                                            (2,066,373)        (1,508,754)
                                                        ------------       ------------
Total segment profit                                    $  5,384,238       $  3,806,901
                                                        ============       ============

(a) Managed Care segment profit includes general and administrative expenses related to the Buying Group which the Company is unable to separately identify from the general and administrative expenses of Block Vision.

(b) Buying Group profit represents the gross profit from the sale optical products.

6.       SALE OF BUYING GROUP

         On June 4, 1999, the Company completed the sale of the Block Buying Group. Cash proceeds received by the Company were primarily used to repay outstanding borrowings under the Company's credit facility.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL OVERVIEW

         Vision Twenty-One, Inc. (the "Company") develops and manages local area eye care delivery systems ("LADSsm") in 40 markets. LADS involve contractual affiliations with local optometrists and ophthalmologists (the "Affiliated Providers") to provide primarily vision care and refractive surgery at independent or company-owned clinics and surgery centers. Additionally, the Company develops retail distribution channels for its LADS through owning or affiliating with retail optical chains, and develops managed care distribution channels for its LADS through contracting with local health plans and other third party payors.

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

         The Company has concentrated on developing its LADs since late 1997. It is currently analyzing certain business units within such LADS and assessing the long-term strategic value of each existing component. The Company is also evaluating high growth opportunities existing in the vision care sector with special emphasis on refractive surgery in which to add additional complimentary business to its LADs. In connection with these strategies, the Company recently sold its Buying Group Division, the proceeds of which were used for repayment of a portion of its bank debt.

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

Under substantially all of the Company's management Agreements, management fees utilized in management relationships (i) with ophthalmology practices range from 20% to 37% of the Managed Professional Association's gross revenues after deducting from such revenues all expenses of the clinic other than those related to shareholders of the Managed Professional Associations, and (ii) with optometrists range from 50% to 87% of gross revenues of a practice and the Company is required to pay generally all of the expenses at the clinic with the exception of professional salaries and benefits. The practice management fees earned by the Company pursuant to these Management Agreements fluctuate depending on variances in clinic revenues and expenses of the Managed Professional Association. The Managed Professional Association derive their revenues from fees received for the use of ASCs and sales of optical goods. The Managed Professional Associations currently receive revenues from a combination of sources, including capitation payments from managed care companies and government funded reimbursements (Medicare and Medicaid).

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

RESTRUCTURING PLAN AND CERTAIN ACCOUNTING MATTERS

         The Company recognized various accounting impacts in the fourth quarter of 1998 relative to a restructuring plan announced in 1998 (the "Restructuring Plan"). The Restructuring Plan initiatives which are comprised of a number of specific projects, are designed to position the Company to take full operational and economic advantage of various key acquisitions, allow the Company to complete the consolidation and deployment of necessary infrastructure for the future, and optimize and integrate certain acquired assets. The Company expects to achieve savings up to $8.0 million annually in connection with such restructuring program once it is fully implemented, which is expected to be accomplished by the end of 1999. The total restructuring and other charges and business integration costs recorded in 1998 were $8.9 million. (See Note 15 of the Company's Annual Report on Form 10-K - Special Charges to the Consolidated Financial Statements). The Restructuring Plan resulted in the accrual of a reserve for restructuring costs at December 31, 1998 in the amount of approximately $2.8 million. These initiatives include: a) the integration of managed care service centers and business lines, b) the consolidation of retail back office functions, and c) the consolidation of certain corporate functions. As provided for in the Restructuring Plan, the Company also expensed other charges and related business integration costs related to the Restructuring Plan that were incurred during the fourth quarter of 1998. These costs represent incremental, redundant costs as well as internal costs that resulted directly from the development and initial implementation of the Restructuring Plan, but that are required to be expensed as incurred. All other charges and business integration costs that were expensed as incurred during 1998 were approximately $6.1 million. These other charges and business integration costs consist primarily of: a) charge offs related to exiting certain markets, b) charge offs of capitalized costs that will not be realized as a result of the Restructuring Plan, and c) redundant employee costs and expenses for severed employees through the date of severance. In addition, these costs include training costs, rebranding costs, relocation costs, retention payments, and lease costs for facilities that have been planned for closure. The Company expects to record approximately $3.1 million during fiscal 1999 for business integration costs expected to be incurred, until such time as the Restructuring Plan has been fully implemented.

         Several unusual accounting items occurred in 1998 (which specific costs related thereto are not expected to occur again in the future). These unusual items consisted of restructuring and other charges and business integration costs of $8.9 million related to the previously announced Restructuring Plan discussed above, merger costs of $0.7 million, start-up and software development costs of $0.9 million, an extraordinary charge of $1.3 million related to early extinguishment of debt and expenses for the Company's previously disclosed intercompany reconciliation and other items totaling $3.6 million. The $3.6 million consisted of $1.6 million of expenses related to the results of the Company's previously announced unreconciled item and $2.0 million of one time items related to revenue recognition of acquisition integration fees and receivable write offs. As a result of the Company's reconciliation of intercompany accounts, change in accounting for start-up costs and software development costs, and the change in accounting treatment for revenue recognition regarding acquisition integration fees 1998, the Company will restate, to the extent material, its previously reported 1998 Quarterly Financial Results, by filing Amended Form 10 - Qs for 1998.

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

         Revenues for the first quarter ended March 31, 1999 increased over 30% to $65.9 million while EBITDA, before business integration costs of $1.3 million (see Note 3 - Restructuring Plan), increased over 20% to $5.4 million. Excluding the impact of business integration costs in 1999 as a result of the Company's previously disclosed Restructuring Plan, net income was $1.3 million, or $0.09 per share on a diluted basis or inclusive of business integration costs, $16,177. The Company did not have a tax provision in the first quarter of 1999. These business integration costs are expected to continue to be incurred by the Company through 1999 on a diminishing basis.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total revenues, certain items in the Company's statement of operations for the periods indicated. As a result of the 1997 and 1998 Acquisitions, the Company does not believe that the historical percentage relationships for the three months ended March 31, 1998 and 1999 reflect the Company's expected future operations.

                                                            THREE MONTHS ENDED
                                                                  MARCH 31
                                                           --------------------
                                                            1998          1999
                                                           ------        ------
Revenues:
  LADS operations, net................................       43.5%         56.0%
  Managed care........................................       27.5          21.5
  Buying group........................................       29.0          22.5
                                                           ------        ------
         Total revenues                                     100.0         100.0
                                                           ------        ------

Operating expenses:
  LADS operating expenses.............................       32.3          46.8
  Medical claims......................................       20.4          15.8
  Cost of buying group sales..........................       27.0          21.3
  General and administrative..........................       12.2           9.9
  Depreciation and amortization.......................        2.9           3.3
  Merger costs........................................        1.1            --
  Start-up and software development costs.............        0.1            --
                                                           ------        ------
         Total operating expenses                            96.0          97.1
                                                           ------        ------

Income from operations................................        4.0           2.9
Interest expense......................................        1.4           2.9
                                                           ------        ------
Income before income taxes............................        2.6            --
Income taxes..........................................        0.7            --
                                                           ------        ------
Income before extraordinary charge....................        1.9            --
Extraordinary charge - early extinguishment of debt...        0.9           --
                                                           ------        ------
         Net income...................................        1.0%          1.6%
                                                           ======        ======

Medical claims ratio..................................      74.3%          73.1%
                                                           ======        ======


Three-Month Period Ended March 31, 1999 Compared to Three-Month Period Ended March 31, 1998

         Revenues. Revenues increased 39% from $47.3 million for the three months ended March 31, 1998 to $65.9 million for the three months ended March 31, 1999. This increase was caused primarily by an increase in LADS operations net revenues attributable to the 1998 Acquisitions. Comparable clinic revenues increased more than 15% over 1998 levels for practices managed by the Company for the entire year. Managed care revenues on a comparable basis increased 9% over 1998. The Company's revenue mix has changed due to the acquisition of Vision World, Inc. which was acquired in July 1998.

         LADS Operating Expenses. LADS operating expenses increased 102% from $15.3 million for the three months ended March 31, 1998 to $30.8 million for the three months ended March 31, 1999. LADS operating expenses consist of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, and other general and administrative costs related to the operation of clinics and ASCs. This increase was primarily caused by the 1998 Acquisitions which includes the acquisition of Vision World, Inc.

         Medical Claims. Medical claims expense increased 7% from $9.7 million for the three months ended March 31, 1998 to $10.4 million for the three months ended March 31, 1999. The Company's medical claims ratio decreased from 74.3% for the three months ended March 31, 1998 to 73.1% for the three months ended March 31, 1999. Medical claims expense consists of payments by the Company to its Affiliated Providers for vision care wellness services, medical and surgical eye care services and facility services. These payments are based on fixed payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules.

         Cost of Buying Group Sales. Cost of buying group sales were incurred by the Company as a result of its acquisition of Block Vision in 1998. The cost of buying group sales consists of the costs of various optical products which are shipped directly to the providers of eye care services. As noted above, the Company completed the sale of the Block Buying Group on June 4, 1999.

         General and Administrative. General and administrative increased 13% from $5.8 million for the three months ended March 31,1998 to $6.5 million for the three months ended March 31,1999. General and administrative expenses primarily consist of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters retail chains back offices and its managed care service centers. As a percentage of revenues, general and administrative expenses decreased from 12.2% for the three months ended March 31, 1998 to 9.9% for the three months ended March 31, 1999. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business.

         General and administrative expenses for the three months ended March 31, 1999 include approximately $1.3 million of business integration costs discussed above, which are expected to be eliminated throughout 1999.

         Depreciation and Amortization. Depreciation and amortization expense increased from $1.4 million for the three months ended March 31, 1998 to $2.2 million for the three months ended March 31, 1999. As a percentage of revenues, depreciation and amortization expense increased from 2.8% for the three months ended March 31, 1998 to 3.3% for the three months ended March 31, 1999. This increase was caused primarily by the 1998 Acquisitions.

         Merger Costs. Merger costs were incurred as a result of the 1998 EyeCare One pooling of interests and consisted primarily of professional fees.

         Interest Expense. Interest expense increased 184% from $0.7 million for the three months ended March 31, 1998 to $1.9 million for the three months ended March 31, 1999. The increase was caused by an increase in the debt outstanding from $40.3 million at March 31, 1998 to $84.7 million at March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings and private debt and equity financings. Net cash provided by operating activities for the three months ended March 31, 1998 and 1999 was $1.8 million and $4.4 million, respectively. The Company experiences increases in certain balance sheet accounts which result primarily from normal working capital needs.

         Net cash used in investing activities for the three months ended March 31, 1998 was $4.5 million, and primarily resulted from the payments for acquisitions, including capitalized acquisition costs. Net cash used in investing activities for the three months ended March 31, 1999, was $2.4 million, and primarily resulted from purchases of medical equipment and office furniture.

         Net cash provided by financing activities for the three months ended March 31, 1998 was $11.0 million and was attributable to debt and equity financings and higher levels of institutional borrowings to support the Company's internal expansion and acquisition activities. Net cash provided by financing activities for the three months ended March 31, 1999 was $0.3 million and is primarily attributable to internal expansion efforts.

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

         Intangible assets consist of the excess of the purchase price over the fair values of the net assets acquired from the business acquisitions, which is being amortized on a straight-line method over 25 or 30 years, and the Management Agreements with the Managed Professional Associations. The Management Agreements have 40-year terms and are being amortized on a straight line method over 25 years. Intangible assets represented approximately 70% of the Company's total assets at March 31, 1999. In determining the useful life of a Management Agreement, the Company considers the operating history and other characteristics of each practice. A principal consideration is the degree to which the practice has demonstrated its ability to extend its existence indefinitely. The carrying value of intangible assets is evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying amount may not be recoverable. Among other factors, the Company considers in making the valuation are changes in the Managed Professional Associations market position, reputation, profitability, and geographic penetration.

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

         In connection with the Company's business integration plan described above, the Company expects to spend approximately $4.9 million for severance and other employee termination benefits in fiscal 1999. Additionally, the Company currently expects to spend approximately $3.0 million for capital expenditures and $3.0 million for new operating leases of equipment in fiscal 1999 which includes costs to open new ASCs and new refractive surgery centers. Based upon the Company's short-term anticipated capital needs for operation of its business, general corporate purposes, along with furtherance of certain growth objectives, management believes that the combination of the funds expected to be provided from the Company's operations, limited accessibility under the credit facility, accessibility to operating leases for certain new equipment and currently anticipated future sources, will be sufficient for the short term. In order to fully implement its vision care initiatives, including full implementation of its refractive surgery program throughout its LADS markets the Company will seek additional working capital in the very near future and is currently analyzing its options relative to the same. Additionally, to the extent additional capital resources are currently needed for acquisitions or other significant matters, the Company expects to utilize supplemental borrowings to the extent available and/or the net proceeds, if feasible, from the offering of debt or equity securities. Any inability of the Company to achieve acceptable financing as sought in the future would have an adverse effect on the Company.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK.

         The Company is exposed to changes in interest rates primarily as a result of borrowing activities, under its Amended Credit Agreement, which is used to maintain liquidity and fund the Company's business operations. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company did not use derivative instruments to adjust the Company's interest rate risk profile during the three months ended March 31, 1999.

         SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q and certain information provided periodically in writing and orally by the Company's designated officers and agents including the annual report contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The terms "Vision Twenty-One," "company," "we," "our" and "us" refer to Vision Twenty-One, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Form 10-Q, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the company, its directors or its officers with respect to, among other things;

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

         (v) our inability to successfully and profitably operate our managed care business or for existing managed care contracts to positively impact gross profit;

         (vi) our ability to maintain our relationships with our managed clinics and the managed clinics' inability to operate profitably;

         (vii) changes in state and/or federal governmental regulations which could materially affect our ability to operate or materially affect our profitability;

         (viii) the inability to maintain or obtain required licensure in the states in which we operate and in the states in which we may seek to operate in the future,

         (ix) the degree current shortages in refractive surgery equipment adversely impacts the Company's access to same;

         (x) consolidation of our competitors, poor operating results by our competitors, or adverse governmental or judicial rulings against our competitors;

         (xi)     any failure by us to meet analysts expectations;

         (xii)    our stock price;

         (xiii) any adverse change in our medical claims to managed care revenue ratio;

         (xiv) the effect of any future stock overhang in the market place (where the available stock for sale would be in excess of demand) and any negative impact on our stock price as a result of the overhang;

         (xv) our inability to realize any significant benefits, cost savings or reductions from our restructuring program;

         (xvi) the non-compliance or readiness of the company or third parties with respect to year "2000" issues;

         (xvii) our inability to successfully increase and expand vision care and refractive surgery programs and other desired initiatives complimentary to our LADS business;

         (xxiii)  unexpected cost increases,

         (xviv) our inability to successfully defend against the class action lawsuits or any additional litigation that may arise;

         (xx) any reduction in coverage of and ratings by analysts following us and other factors including those identified in our filings from time-to-time with the SEC.

         The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Form 10-Q and annual report or to reflect the occurrence of unanticipated events.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation:

         The Company, certain of its executive officers who are also directors and a former officer are named as defendants in several purported class action lawsuits filed in the Untied States District Court for the middle District of Florida, Tampa Division. The complaints allege, principally, that the Company and the other defendants issued materially false and misleading statements related to the Company's integration of its acquisitions, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs seek to certify their complaints as class actions on behalf of all purchasers of the Company's common stock in the period between December 5, 1997 and November 5, 1998, and seek and award of an unspecified amount of monetary damages to all of the members of the purported class. The purported class action lawsuit were as follows: (i) Tad McBride against Vision Twenty-One, Inc., Theodore N. Gillette, Richard T. Welch, and Michael P. Block (filed on January 22, 1999); (ii) Robert Rosen v. Vision Twenty-One, Inc., Theodore N. Gillette and Richard T. Welch (filed on January 27, 1999); (iii) Charles Murray against Vision Twenty-One, Inc., Theodore N. Gillette, Richard T. Welch and Michael P. Block (filed on January 29, 1999); and
(iv) Sam Cipriano, on behalf of himself and all others similarly situated v. Vision Twenty-One, Inc., Theodore N. Gillette, Richard T. Welch and Michael P. Block.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits.  See Exhibit Index attached hereto.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER             EXHIBIT
------             -------
3.1*              Amended and Restated Articles of Incorporation of Vision
                  Twenty-One, Inc.(1)

3.2*              Bylaws of Vision Twenty-One, Inc.(1)

4.13*             Credit Agreement dated as of January 30, 1998 among Vision
                  Twenty-One, Inc. the Banks Party Hereto and Bank of Montreal as Agent.(2)

4.14* Amended and Restated Credit Agreement dated as of July 1, 1998 among Vision Twenty-One, Inc., and the Bank of Montreal as Agent for a consortium of banks.(3)

4.15* First Amendment to the Amended and Restated Credit Agreement dated as of February 23, 1999 among Vision Twenty-One, Inc., the Banks party hereto and Bank of Montreal as Agent for the Banks.(4)

4.16* Second Amendment to the Amended and Restated Credit Agreement dated as of June 11, 1999 among Vision Twenty-One, Inc., the
                  Banks party hereto and Bank of Montreal as Agent for the Banks.(4)

                  (The Company is not filing any instrument with respect to long-term debt that does not exceed 10% of the total assets of the Company and the Company agrees to furnish a copy of such instrument to the Commission upon request.)

10.59*            Credit Agreement dated as of January 30, 1998 among Vision
                  Twenty-One, Inc., the Banks Party Hereto and Bank of Montreal as Agent filed as Exhibit 4.13 to this Report and incorporated herein by reference.

10.60* Amended and Restated Credit Agreement dated as of July 1, 1998 among Vision Twenty-One, Inc. the Banks Party Hereto and Bank of Montreal as Agent, filed as Exhibit 4.14 to this Report and incorporated herein by reference.

10.61* First Amendment to the Amended and Restated Credit Agreement dated as of February 23, 1999 among Vision Twenty-One, Inc., the Banks party hereto and Bank of Montreal as Agent for the Banks, filed as Exhibit 4.15 to this report and incorporated herein by reference.

10.62* Second Amendment to the Amended and Restated Credit Agreement dated as of June 11, 1999 among Vision Twenty-One, Inc., the
                  Banks party thereto and Bank of Montreal as Agent for the Banks, filed as Exhibit 4.16 to this Report and incorporated herein by reference.

10.64             Employment Agreement dated February 8, 1999 between Vision
                  Twenty-One, Inc. and Robert P. Collins

27                Financial Data Schedule for March 31, 1999 (for SEC use only).

---------------
*Previously filed as an Exhibit in the Company filing identified in the footnote following the Exhibit Description and incorporated herein by reference.

         (1) Registration Statement on Form S-1 filed on June 13, 1997 (File No. 333-29213).
         (2) Form 8-K filed February 10, 1998.
         (3) Form 8-K filed July 10, 1998.
         (4) Form 10-K filed June 18, 1999.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Largo, State of Florida on June 24, 1999.


                                           VISION TWENTY-ONE, INC.
                                           Registrant





                                           /s/ Richard T. Welch
                                           ------------------------------------
                                           Richard T. Welch
                                           Chief Financial Officer
                                           (The Principal Accounting Officer and
                                           Duly Authorized Officer)