Form 10-Q/A
period 1998-06-30
VISION TWENTY ONE INC
filed 1999-07-01
CIK 1020258

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

           AMENDED FORM 10-Q FOR QUARTERLY PERIOD ENDED JUNE 30, 1998


     As a result of the Company's change in accounting for start-up costs and software development costs, and the change in accounting treatment for revenue recognition, regarding acquisition integration fees for the year ended December 31, 1998, the Company hereby amends: Part I, Items 1 and 2 of its previously reported Form 10-Q for the three months and the six months ended June 30, 1998 and revises its previously filed financial data schedule.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                          THREE-MONTH PERIODS ENDED           SIX-MONTH PERIODS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                        -------------------------------    ------------------------------
                                                            1997              1998             1997              1998
                                                        --------------    -------------    --------------    ------------
Revenues:
  LADS operations, net revenues....................     $  9,546,245      $21,278,318      $ 17,514,405      $ 41,850,052
  Managed care.....................................        3,160,524       13,812,984         6,207,335        26,820,294
  Buying group.....................................               --       15,603,678                --        29,328,826
                                                        ------------      -----------      ------------      ------------
                                                          12,706,769       50,694,980        23,721,740        97,999,172
                                                        ------------      -----------      ------------      ------------

Operating expenses:
  LADS operating expenses..........................        8,213,931       16,030,245        15,007,325        31,283,694
  Medical claims...................................        2,598,091        9,932,806         5,042,385        19,591,293
  Cost of buying group sales.......................               --       14,645,085                --        27,440,070
  General and administrative.......................        1,525,567        5,463,121         2,984,999        11,253,491
  Depreciation and amortization....................          449,463        1,559,206           750,419         2,910,969
  Merger costs.....................................               --               --                --           508,443
  Start-up and software development costs..........               --          100,490                --           167,509
                                                        ------------      -----------       -----------      ------------
                                                          12,787,052       47,730,953        23,785,128        93,155,469
                                                        ------------      -----------       -----------      ------------

Income (loss) from operations......................          (80,283)       2,964,027           (63,388)        4,843,703
Interest expense...................................          339,802        1,042,504           594,400         1,705,488
                                                        ------------      -----------       ------------     ------------
Income (loss) before income taxes                           (420,085)       1,921,523          (657,788)        3,138,215
Income taxes.......................................               --          518,811                --           847,318
                                                        ------------      -----------       ------------     ------------
Income (loss) before extraordinary charge                   (420,085)       1,402,712          (657,788)        2,290,897
Extraordinary charge - early extinguishment
  of debt, net of income taxes of $238,000.........               --               --                --           397,190
                                                        ------------      -----------       ------------     ------------
Net income (loss)..................................     $   (420,085)     $ 1,402,712       $  (657,788)     $  1,893,707
                                                        ============      ===========       ============     ============
Earnings (loss) per common share:
  Income (loss) before extraordinary charge             $      (0.06)     $      0.10       $     (0.10)    $        0.16
  Extraordinary charge.............................               --               --                --             (0.03)
                                                        ------------      -----------       -----------      ------------
Net income (loss) per common share.................     $      (0.06)     $      0.10       $     (0.10)    $        0.13
                                                        ============      ===========       ===========      ============
Earnings (loss) per common share-assuming dilution:
 Income (loss) before extraordinary charge              $      (0.06)     $      0.10       $     (0.10)    $        0.16
  Extraordinary charge.............................               --               --                --             (0.03)
                                                        ------------      -----------       -----------     -------------
Net income (loss) per common share -
  assuming dilution................................     $      (0.06)     $      0.10       $     (0.10)    $        0.13
                                                        ============      ===========       ===========     =============


   See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                             DECEMBER 31,       JUNE 30,
                                                                                                 1997             1998
                                                                                           --------------    -------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                                $   4,048,358     $   7,035,530
  Accounts receivable due from:
     Buying group members, net of allowance for doubtful accounts of $33,000 and
      $39,000 at December 31, 1997 and June 30, 1998, respectively                             5,427,592         8,165,683
     Patients, net of allowances for uncollectible accounts and contractual adjustments $3,446,000 and $4,020,600 at December 31, 1997 and June 30, 1998,
      respectively......................................................................       5,502,110         7,954,364
     Managed Professional Associations..................................................       4,950,067         9,077,742
     Managed health benefits payors.....................................................       1,276,790         1,763,568
     Other  ............................................................................         165,292           622,292
  Inventory.............................................................................         936,242         1,417,801
  Prepaid expenses and other current assets.............................................       2,016,036         2,932,762
                                                                                           -------------     -------------
         Total current assets...........................................................      24,322,487        38,969,742
Fixed assets, net.......................................................................       8,626,964        10,592,935
Intangible assets, net of accumulated amortization of $1,131,501 and $2,939,262 at
  December 31, 1997 and June 30,1998, respectively......................................      84,164,341       109,725,490
Cash surrender value of life insurance, net policy loans of $624,464 at
  December 31, 1997 ....................................................................         205,596                --
Deferred tax assets.....................................................................       1,882,000         1,882,000
Other assets............................................................................       1,155,359         2,029,778
                                                                                           -------------     -------------
         Total assets                                                                      $ 120,356,747       163,199,945
                                                                                           =============     =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................   $   5,319,654         9,284,317
  Accrued expenses......................................................................       2,708,741         5,381,425
  Medical claims payable................................................................       3,555,195         3,713,472
  Accrued compensation..................................................................       1,381,497            26,443
  Accrued acquisition and offering costs................................................       1,045,905         2,430,948
  Due to Managed Professional Associations..............................................       1,938,309         2,927,276
  Due to selling shareholders...........................................................       2,811,809         3,359,793
  Current portion of deferred leasehold incentive.......................................          23,046            23,046
  Current portion of long-term debt.....................................................         104,371           152,295
  Current portion of obligations under capital leases...................................         566,084           416,436
                                                                                           -------------     -------------
         Total current liabilities......................................................      19,454,611        27,715,451

Deferred rent payable...................................................................         261,117           261,117
Obligations under capital leases........................................................         632,850           534,998
Long-term debt, less current portion....................................................      25,980,253        48,374,836
Deferred leasehold incentive............................................................         186,323           173,657
Deferred income taxes...................................................................       6,111,000         6,111,000
Stockholders' equity:
   Preferred stock, $.001 par value; 10,000,000 shares authorized: no shares issued.....              --                --
   Common stock, $.001 par value; 50,000,000 shares authorized; 13,529,892
   (December 31, 1997) and 14,686,213 (June 30, 1998) shares issued and outstanding.....          13,530            14,686
  Additional paid in capital............................................................      76,416,476        86,969,285
  Deferred compensation.................................................................        (408,735)         (354,585)
  Notes receivable from stockholder.....................................................        (175,484)         (172,984)
  Accumulated deficit...................................................................      (8,115,194)       (6,427,516)
                                                                                           -------------     -------------
         Total stockholders' equity.....................................................      67,730,593        80,028,886
                                                                                           -------------     -------------
         Total liabilities and stockholders' equity.....................................   $ 120,356,747     $ 163,199,945
                                                                                           =============     =============

   See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          SIX-MONTH PERIODS ENDED
                                                                                                 JUNE 30,
                                                                                     --------------------------------
                                                                                         1997               1998
                                                                                     -------------      -------------
OPERATING ACTIVITIES
Net income (loss).............................................................       $   (657,788)      $  1,893,707
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
   Extraordinary charge - early extinguishment of debt........................                --             635,190
   Depreciation and amortization..............................................            750,419          2,881,277
   Amortization of loan fees..................................................                 --             73,821
   Non-cash compensation expense..............................................             45,450             80,166
   Amortization of deferred compensation......................................             54,150                 --
   Interest accretion.........................................................             41,477                 --
   Changes in operating assets and liabilities, net of effects from business combinations:
     Accounts receivable, net.................................................         (2,326,791)       (10,334,998)
     Inventory................................................................           (285,837)           155,086
     Prepaid expenses and other current assets................................           (112,024)          (403,912)
     Other assets.............................................................           (126,344)          (314,098)
     Accounts payable.........................................................            331,822          3,279,647
     Accrued expenses.........................................................            115,128          3,121,198
     Accrued acquisition and offering costs...................................           (522,963)                --
     Accrued compensation.....................................................            295,919            589,621
     Medical claims payable...................................................           (451,480)           164,868
     Due to Managed Professional Associations.................................            691,096            988,967
                                                                                     ------------       ------------
          Net cash provided by (used in) operating activities.................         (2,157,766)         2,810,540

INVESTING ACTIVITIES
Purchases of furniture and equipment, net.....................................           (883,133)        (2,470,986)
Payments for acquisitions, net of cash acquired...............................                --         (14,474,590)
Payments for capitalized acquisition costs....................................         (2,317,598)        (3,032,384)
                                                                                     ------------       ------------
          Net cash used in investing activities...............................         (3,200,731)       (19,977,960)

FINANCING ACTIVITIES
Proceeds from long term debt..................................................            359,000         49,632,467
Payments on long term debt....................................................           (831,277)       (27,081,566)
Net proceeds from credit facilities...........................................          4,874,000                 --
Net proceeds from issuance of senior notes and warrants.......................          2,000,000                 --
Payments for financing fees...................................................                --            (729,217)
Payments to acquire treasury stock............................................                --          (1,548,084)
Sale of detachable stock purchase warrants and exercise of options............            126,000            124,040
Decrease in notes receivable, officers and shareholders.......................                --               2,500
Capital distributions.........................................................           (282,719)          (245,548)
                                                                                     ------------       ------------
          Net cash provided by financing activities...........................          6,245,004         20,154,592
                                                                                     ------------       ------------

Increase in cash and cash equivalents.........................................            886,507          2,987,172
Cash and cash equivalents at beginning of period..............................            251,832          4,048,358
                                                                                     ------------       ------------
Cash and cash equivalents at end of period....................................       $  1,138,339       $  7,035,530
                                                                                     ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest......................................       $    168,651       $    912,146
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

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)

                    THREE-MONTH PERIOD ENDED MARCH 31, 1998

                             VISION          EYECARE ONE          VIPA          COMBINED
                          -----------        -----------        --------      -----------
Revenue                   $43,783,577        $3,305,219         $215,396      $47,304,192
Extraordinary charge      $   397,190                --               --      $   397,190
Net income                $   284,965        $  153,917         $ 52,113      $   490,995

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

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)

4.       EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share for income (loss) from continuing operations:

                                                      THREE-MONTH PERIODS ENDED          SIX-MONTH PERIODS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                    -----------------------------     -----------------------------
                                                        1997              1998            1997              1998
                                                    ------------      -----------     ------------      -----------
Numerator:
  Numerator for basic and diluted earnings
  (loss) per share-income (loss) available to
  Common stockholders..........................         (420,085)     $ 1,402,712     $   (657,788)     $ 2,290,897

Denominator:
   Denominator for basic earnings (loss) per
   share-weighted average shares................       6,517,355       14,208,521        6,344,934       14,028,813
                                                     -----------      -----------     ------------      -----------
Effect of dilutive securities:
   Stock options................................              --          155,896               --          175,773
   Warrants.....................................              --          166,634               --          183,303
   Nonvested stock..............................              --           90,146               --           90,412
                                                     -----------      -----------     ------------      -----------
Dilutive potential common shares................              --          412,676               --          449,488
                                                     -----------      -----------     ------------      -----------
  Denominator for diluted earnings (loss) per
   share-adjusted weighted-average shares and
   assumed conversions..........................       6,517,355       14,621,197        6,344,934       14,478,301
                                                     ===========      ===========     ============      ===========
Basic earnings (loss) per common share..........     $     (0.06)     $      0.10     $      (0.10)     $      0.16
                                                     ===========      ===========     ============      ===========
Diluted earnings (loss) common share............     $     (0.06)     $      0.10     $      (0.10)     $      0.16
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

                                              THREE-MONTH PERIODS ENDED           SIX-MONTH PERIODS ENDED
                                                       JUNE 30,                           JUNE 30,
                                            -----------------------------      ------------------------------
                                                 1997            1998               1997            1998
                                            -----------------------------      ------------------------------
 Revenues:
   LADS operations, net revenues..........       75.1  %         42.0   %           73.8   %         42.7   %
   Managed care...........................       24.9            27.2               26.2             27.4
   Buying group...........................        0.0            30.8                0.0             29.9
                                            -----------------------------      ------------------------------
          Total revenues                        100.0           100.0              100.0            100.0
                                            -----------------------------      ------------------------------
 Operating expenses:
   LADS operating expenses................       64.7            31.6               63.2             31.9
   Medical claims.........................       20.4            19.6               21.3             20.0
   Cost of buying group sales.............        0.0            28.9                0.0             28.0
   General and administrative.............       12.0            10.8               12.6             11.5
   Depreciation and amortization..........        3.5             3.1                3.2              3.0
   Merger costs...........................        0.0             0.0                0.0              0.5
   Start-up and software development costs        0.0             0.2                0.0              0.2
                                            -----------------------------      ------------------------------
          Total operating expenses              100.6            94.2              100.3             95.1
                                            -----------------------------      ------------------------------
 Income from operations...................       (0.6)            5.8               (0.3)             4.9
 Interest expense.........................        2.7             2.0                2.5              1.7
                                            -----------------------------      ------------------------------
 Income (loss) before income taxes               (3.3)            3.8               (2.8)             3.2
 Income taxes.............................        0.0             1.0                0.0              0.9
                                            -----------------------------      ------------------------------
 Income (loss) before extraordinary charge       (3.3)            2.8               (2.8)             2.3
 Extraordinary charge - early
 extinguishment of debt, net of income
 taxes of $238,000.......................         0.0             0.0                0.0              0.4
                                            -----------------------------      ------------------------------
          Net income (loss)...............       (3.3) %          2.8   %           (2.8)  %          1.9   %
                                            =============================      ==============================
 Medical claims ratio.....................       82.2  %         71.9   %           81.2   %         73.0   %
                                            =============================      ==============================

Three-Month Period Ended June 30, 1998 Compared to Three-Month Period Ended June 30, 1997

         Revenues. Revenues increased 299.0% from $12.7 million for the three months ended June 30, 1997 to $50.7 million for the three months ended June 30, 1998. This increase was caused primarily by an increase in LADS operations net revenues attributable to the 1997 Acquisitions, the 1998 Acquisitions and the LaserSight Acquisition, which accounted for $11.8 million of the increase; an increase in buying group revenues attributable to the Block Acquisition which accounted for $15.6 million of the increase; an increase in managed care revenues attributable to the Block Acquisition; and the addition of three capitated contracts and the expansion of an existing contract which accounted for $10.6 million of the increase. Comparable clinic revenues increased 14.0% over 1997 levels for practices managed by the Company for the entire year. Managed care revenues on a comparable basis increased 36.4% over 1997 levels for business units operated by the Company for the entire year.

         LADS Operating Expenses. LADS operating expenses increased 95.2% from $8.2 million for the three months ended June 30, 1997 to $16.0 million for the three months ended June 30, 1998. LADS operating expenses consist of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, and other general and administrative costs related to the operation of clinics and ASCs. This increase was caused primarily by the 1997 Acquisitions, the LaserSight Acquisition and the 1998 Acquisitions. As a percentage of LADS operations net revenues, LADS operating expenses decreased from 86.0% for the three months ended June 30, 1997 to 75.3% for the three months ended June 30, 1998. This decrease was caused primarily by the 1997 Acquisitions, the LaserSight Acquisition and the 1998 Acquisitions.

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

         General and Administrative Expenses. General and administrative expenses increased 258.1% from $1.5 million for the three months ended June 30, 1997 to $5.5 million for the three months ended June 30, 1998. This increase was caused primarily by an increase in corporate staff necessary to support the Company's expanded practice management and managed care business and increases in travel expenses, professional fees and occupancy costs. Salaries, wages and benefits expense consist of expenses related to management and administrative staff located at the Company's corporate headquarters and regional offices. As a percentage of revenues, general and administrative expenses decreased from 12.0% for the three months ended June 30, 1997 to 10.8% for the three months ended June 30, 1998. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business.

         Depreciation and amortization. Depreciation and amortization expense increased from $449,000 for the three months ended June 30, 1997 to $1.6 million for the three months ended June 30, 1998. As a percentage of revenues, depreciation and amortization expense decreased from 3.5% for the three months ended June 30, 1997 to 3.1% for the three months ended June 30, 1998. This increase was caused primarily by the amortization of intangibles attributable to the 1997 Acquisitions, the 1998 Acquisitions, the LaserSight Acquisition and the Block Acquisition.

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

Six-Month Period Ended June 30, 1998 Compared to Six-Month Period Ended June 30, 1997

         Revenues. Revenues increased 313.1% from $23.7 million for the six months ended June 30, 1997 to $98.0 million for the six months ended June 30, 1998. This increase was caused primarily by an increase in LADS operations net revenues attributable to the 1997 Acquisitions, the 1998 Acquisitions and the LaserSight Acquisition, which accounted for $24.4 million of the increase; an increase in buying group revenues attributable to the Block Acquisition which accounted for $29.3 million of the increase; an increase in managed care revenues attributable to the Block Acquisition; and the addition of three capitated contracts and the expansion of an existing contract which accounted for $20.6 million of the increase. Comparable clinic revenues increased 17.1% over 1997 levels for practices managed by the Company for the entire year. Managed care revenues on a comparable basis increased 38.5% over 1997 levels for business units operated by the Company for the entire year.

         LADS Operating Expenses. LADS operating expenses increased 108.5% from $15.0 million for the six months ended June 30, 1997 to $31.3 for the six months ended June 30, 1998. LADS operating expenses consist of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, and other general and administrative costs related to the operation of clinics and ASCs. This increase was caused primarily by the 1997 Acquisitions, the LaserSight Acquisition and the 1998 Acquisitions. As a percentage of LADS operations net revenues, LADS operating expenses decreased from 85.7% for the three months ended June 30, 1997 to 74.8% for the three months ended June 30, 1998. This decrease was caused primarily by the 1997 Acquisitions, the LaserSight Acquisition and the 1998 Acquisitions.

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

         General and Administrative Expenses. General and administrative expenses increased 277.0% from $3.0 million for the six months ended June 30, 1997 to $11.3 million for the six months ended June 30, 1998. This increase was caused primarily by an increase in corporate staff necessary to support the Company's expanded practice management and managed care business and increases in travel expenses, professional fees and occupancy costs. Salaries, wages and benefits expense consist of expenses related to management and administrative staff located at the Company's corporate headquarters and regional offices. As a percentage of revenues, general and administrative expenses decreased from 12.6% for the six months ended June 30, 1997 to 11.5% for the six months ended June 30, 1998. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business.

         Depreciation and amortization. Depreciation and amortization expense increased from $750,000 for the six months ended June 30, 1997 to $2.9 million for the six months ended June 30, 1998. As a percentage of revenues, depreciation and amortization expense decreased from 3.2% for the six months ended June 30, 1997 to 3.0% for the six months ended June 30, 1998. This increase was caused primarily by the amortization of intangibles attributable to the 1997 Acquisitions, the 1998 Acquisitions, the LaserSight Acquisition and the Block Acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings and private debt and equity financings. Net cash used in operating activities for the six months ended June 30, 1997 was $2.2 million as compared to net cash provided by operating activities of $2.8 million for the six months ended June 30, 1998. Net cash used in operating activities for the six months ended June 30, 1997 resulted primarily from an increase in accounts receivable for the period.

         Net cash used in investing activities for the six months ended June 30, 1997 and 1998 was $3.2 million and $20.0 million, respectively, and resulted from payments for acquisitions, furniture and equipment and capitalized acquisition costs.

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

                                   SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Largo, State of Florida on June 30, 1999.


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

27.1           Restated Financial Data Schedule for six months ended June 30, 1998
               (for SEC use only).

27.2*          Restated Financial Data Schedule for the six months ended June 30, 1997
               (for SEC use only). (3)

---------------

     *Previously filed as an Exhibit in the Company filing identified in the footnote following the Exhibit Description and incorporated herein by reference.

[1] Form 8-K filed July 10, 1998
[2] Form 8-K filed August 7, 1998
[3] Form 10-Q filed August 14, 1998