Form 10-Q/A
period 1998-09-30
VISION TWENTY ONE INC
filed 1999-07-01
CIK 1020258

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

        AMENDED FORM 10-Q FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

     As a result of the Company's change in accounting for start-up costs and software development costs, and the change in accounting treatment for revenue recognition, regarding acquisition integration fees for the year ended December 31, 1998, the Company hereby amends: Part 1, Items 1 and 2 of its previously reported Form 10-Q for the three months and the nine months ended September 30, 1998 and revises its previously filed financial data schedule.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                         THREE-MONTH PERIODS ENDED         NINE-MONTH PERIODS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                        --------------------------      ----------------------------
                                                            1997           1998              1997            1998
                                                        ------------   -----------      ------------    -----------
Revenues:
  LADS operations, net revenues....................     $ 11,697,616  $ 31,189,382     $  29,212,021    $  73,039,434
  Managed care.....................................        3,865,133    14,379,291        10,072,468       41,199,585
  Buying group.....................................               --    16,301,282                --       45,630,108
                                                        ------------   -----------      ------------    -------------
                                                          15,562,749    61,869,955        39,284,489      159,869,127
                                                        ------------   -----------      ------------    -------------

Operating expenses:
  LADS operating expenses..........................        9,734,673    24,788,320        24,741,998       56,072,014
  Medical claims...................................        3,081,461    10,342,666         8,123,846       29,933,959
  Cost of buying group sales.......................               --    15,515,651                --       42,955,721
  General and administrative.......................        1,759,623     6,841,314         4,744,622       18,094,805
  Depreciation and amortization....................          475,337     1,946,638         1,225,756        4,857,607
  Merger costs.....................................               --            --                --          508,443
  Start up and software development costs..........               --       379,807                --          547,316
                                                        ------------  ------------     -------------    -------------
                                                          15,051,094    59,814,396        38,836,222      152,969,865
                                                        ------------  ------------     -------------    -------------

Income from operations.............................          511,655     2,055,559           448,267        6,899,262
Interest expense...................................          247,627     1,785,688           842,027        3,491,176
                                                        ------------  ------------     -------------    -------------
Income (loss) before income taxes..................          264,028       269,871          (393,760)       3,408,086
Income taxes.......................................               --        72,865                --          920,183
                                                        ------------  ------------     -------------    -------------
Income (loss) before extraordinary charge..........          264,028       197,006          (393,760)       2,487,903
Extraordinary charge - early extinguishment
  Of debt, net of income taxes of $238,000 for 1998          323,346     1,250,322           323,346        1,647,512
                                                        ------------  ------------     -------------    -------------
Net income (loss)..................................     $    (59,318) $ (1,053,316)    $    (717,106)   $     840,391
                                                        ============  ============     =============    =============
Earnings (loss) per common share:
  Income (loss) before extraordinary charge             $       0.03  $       0.01     $       (0.06)   $        0.18
  Extraordinary charge.............................            (0.04)        (0.08)            (0.04)           (0.12)
                                                        ------------  ------------     -------------    -------------

Net income (loss) per common share.................     $      (0.01) $      (0.07)    $       (0.10)   $        0.06
                                                        ============  ============     =============    =============
Earnings   (loss)  per  common   share  -  assuming
dilution:                                               $       0.03  $       0.01     $       (0.06)   $        0.17
  Income (loss) before extraordinary charge                    (0.04)        (0.08)            (0.04)           (0.11)
                                                        ------------  ------------     -------------    -------------
  Extraordinary charge.............................
Net income (loss) per common share -
  Assuming dilution................................     $      (0.01) $      (0.07)    $       (0.10)   $        0.06
                                                        ============  ============     =============    =============

                  See accompanying notes to the condensed consolidated financial statements



                                          VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (UNAUDITED)
                                                                                              DECEMBER 31,       SEPTEMBER 30,
                                                                                                  1997                1998
                                                                                             ---------------     ---------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents                                                                  $    4,048,358      $   10,671,985
  Accounts receivable due from:
     Buying group members, net of allowance for doubtful accounts of $33,000 and
      $48,000 at December 31, 1997 and September 30, 1998, respectively                           5,427,592           7,685,726
     Patients, net of allowances for uncollectible accounts and contractual adjustments
      of $3,446,000 and $3,379,000 at December 31, 1997 and September 30, 1998,                   5,502,110           9,364,575
      respectively......................................................................
     Managed Professional Associations..................................................          4,950,067          10,619,335
     Managed health benefits payors.....................................................          1,276,790           2,152,324
     Other  ............................................................................            165,292             104,973
  Inventory.............................................................................            936,242           3,415,719
  Prepaid expenses and other current assets.............................................          2,016,036           3,599,086
                                                                                             --------------      --------------
         Total current assets...........................................................         24,322,487          47,613,723
Fixed assets, net.......................................................................          8,626,964          14,713,922
Intangible assets, net of accumulated amortization of $1,131,501 and $4,138,245 at
  December 31, 1997 and September 30,1998, respectively.................................         84,164,341         128,012,086

Cash  surrender  value of life  insurance,  net policy  loans of  $624,464  at  December            205,596                 --
  31,1997 ..............................................................................
Deferred tax assets.....................................................................          1,882,000           1,882,000
Other assets............................................................................          1,155,359           3,340,169
                                                                                             --------------      --------------
         Total assets                                                                        $  120,356,747      $  195,561,900
                                                                                             ==============      ==============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................     $    5,319,654      $    9,478,649
  Accrued expenses......................................................................          2,708,741           6,653,100
  Medical claims payable................................................................          3,555,195           3,808,936
  Accrued compensation..................................................................          1,381,497           3,339,534
  Accrued acquisition and offering costs................................................          1,045,905             103,835
  Due to Managed Professional Associations..............................................          1,938,309           3,262,768
  Due to selling shareholders...........................................................          2,811,809             245,440
  Current portion of deferred leasehold incentive.......................................             23,046              23,046
  Current portion of long-term debt.....................................................            104,371           2,406,716
  Current portion of obligations under capital leases...................................            566,084             412,503
                                                                                             --------------      --------------
         Total current liabilities......................................................         19,454,611          29,734,527

Deferred rent payable...................................................................            261,117             261,117
Obligations under capital leases........................................................            632,850             573,230
Long-term debt, less current portion....................................................         25,980,253          78,915,273
Deferred leasehold incentive............................................................            186,323             173,657
Deferred income taxes...................................................................          6,111,000           6,111,000
Stockholders' equity:
   Preferred stock, $.001 par value; 10,000,000 shares authorized:  no shares issued....                --                  --
   Common stock,  $.001 par value;  50,000,000 shares authorized;  13,529,892  (December
   31, 1997) and 14,797,072 (September 30, 1998) shares issued and outstanding..........             13,530              14,797

  Additional paid in capital............................................................         76,416,476          87,759,624
  Deferred compensation.................................................................           (408,735)           (327,510)
  Notes receivable from stockholder.....................................................           (175,484)           (172,984)
  Treasury stock........................................................................                --
  Accumulated deficit...................................................................         (8,115,194)         (7,480,831)
                                                                                             --------------      --------------
         Total stockholders' equity.....................................................         67,730,593          79,793,096
                                                                                             --------------      --------------
         Total liabilities and stockholders' equity.....................................     $  120,356,747      $  195,561,900
                                                                                             ==============      ==============

                               See accompanying notes to the condensed consolidated financial statements

                                              VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)
                                                                                         NINE-MONTH PERIODS ENDED
                                                                                               SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                         1997               1998
                                                                                     ------------       ------------
OPERATING ACTIVITIES
Net income (loss).............................................................       $   (717,106)     $    840,391
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
   Extraordinary charge - early extinguishment of debt........................            323,346         1,885,512
   Depreciation and amortization..............................................          1,225,756         4,857,607
   Amortization of loan fees..................................................             14,765           133,978
   Amortization of deferred leasehold                                                     (10,546)          (12,666)
   incentives
   Non-cash compensation expense..............................................             71,250           120,249
   Amortization of deferred compensation......................................             81,225                --
   Interest accretion.........................................................             41,477                --
   Changes in operating assets and liabilities, net of effects from business combinations:
     Accounts receivable, net.................................................         (4,344,299)       (8,750,513)
     Inventory................................................................           (424,368)       (1,842,832)
     Prepaid expenses and other current assets................................           (639,918)       (1,036,151)
     Other assets.............................................................           (110,697)         (841,957)
     Accounts payable.........................................................            141,702         3,473,978
     Accrued expenses.........................................................           (116,694)        4,343,993
     Accrued acquisition and offering costs...................................                 --                --
     Accrued compensation.....................................................            436,289         1,498,207
     Medical claims payable...................................................           (335,995)          260,332
     Due to Managed Professional Associations.................................          1,814,691         1,324,459
                                                                                     ------------      ------------
          Net cash provided by (used in) operating activities.................         (2,549,122)        6,254,587

INVESTING ACTIVITIES
Purchases of furniture and equipment, net.....................................         (1,114,802)       (7,369,320)
Loans made....................................................................                 --          (209,882)
Payments for acquisitions, net of cash acquired...............................           (727,000)      (38,587,381)
Payments for capitalized acquisition costs....................................         (3,928,495)       (3,203,097)
                                                                                     ------------       -----------
          Net cash used in investing activities...............................         (5,770,297)      (49,369,680)

FINANCING ACTIVITIES
Proceeds from sale of common stock............................................         19,530,000                --
Payments for offering costs...................................................         (1,473,539)               --
Proceeds from long term debt..................................................          2,532,000        81,231,457
Payments on long term debt....................................................         (9,806,381)      (27,176,397)
Net proceeds from credit facilities...........................................          4,874,000                --
Payments on credit facility...................................................         (4,874,000)               --
Net proceeds from issuance of senior notes and warrants.......................                 --                --
Payments for financing fees...................................................                 --        (2,649,248)
Proceeds from leasehold incentives............................................            220,000                --
Payments to acquire treasury stock............................................                 --        (1,548,084)
Sale of detachable stock purchase warrants and exercise of options............            126,000           124,040
Decrease in notes receivable, officers and shareholders.......................                 --             2,500
Capital distributions.........................................................           (461,650)         (245,548)
                                                                                     ------------      ------------
          Net cash provided by financing activities...........................         10,666,430        49,738,720
                                                                                     ------------      ------------

Increase in cash and cash equivalents.........................................          2,347,011         6,623,627
Cash and cash equivalents at beginning of period..............................            251,832         4,048,358
                                                                                     ------------      ------------
Cash and cash equivalents at end of period....................................       $  2,598,843      $ 10,671,985
                                                                                     ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest......................................       $    984,250      $  2,771,884
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

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)

                     THREE-MONTH PERIOD ENDED MARCH 31, 1998

                          VISION         EYECARE ONE       VIPA       COMBINED
                       -----------       ------------    --------   ------------
Revenue                $43,783,577       $3,305,219      $215,396    $47,304,192
Extraordinary charge   $   397,190               --            --    $   397,190
Net income             $   284,965       $  153,917      $ 52,113    $   490,995

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

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)

4.       EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share for income (loss) from continuing operations:

                                                      THREE-MONTH PERIODS ENDED          NINE-MONTH PERIODS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                    ----------------------------     -------------------------------
                                                        1997           1998               1997              1998
                                                   ------------    ------------      ------------     -------------
Numerator:
  Numerator  for  basic  and  diluted   earnings
  (loss)
   Per share-income (loss) available to common     $   264,028     $    197,006      $   (393,760)    $    2,487,903
   Stockholders.................................
Denominator:
   Denominator  for basic  earnings  (loss)  per
   share-weighted average shares................     8,053,858       14,592,694         6,920,835         14,218,838
                                                   -----------     ------------      ------------     --------------
Effect of dilutive securities:
   Stock options................................       239,228           98,849                --            150,132
   Warrants.....................................       276,150            9,602                --            125,403
   Nonvested stock..............................       139,127           60,372                --             80,399
                                                   -----------     ------------      ------------     --------------
Dilutive potential common shares................       654,505          168,823                --            355,934
                                                   -----------     ------------      ------------     --------------

  Denominator  for diluted  earnings  (loss) per
   share-adjusted  weighted-average  shares  and
   assumed conversions..........................     8,708,363       14,761,517         6,920,835         14,574,772
                                                   ===========     ============      ============     ==============
Basic earnings (loss) per common share..........   $      0.03     $       0.01      $      (0.06)    $         0.18
                                                   ===========     ============      ============     ==============
Diluted earnings (loss) common share............   $      0.03     $       0.01      $      (0.06)    $         0.17
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

                                                 THREE-MONTH PERIODS ENDED           NINE-MONTH PERIODS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                             -------------------------------    -------------------------------
                                                   1997            1998               1997            1998
                                             --------------- ---------------    --------------- ---------------
 Revenues:
   LADS operations, net revenues..........         75.2 %          50.5 %             74.4 %           45.7 %
   Managed care...........................         24.8            23.2               25.6             25.8
   Buying group...........................          0.0            26.3                0.0             28.5
                                                  -----           -----              -----            -----
          Total revenues                          100.0           100.0              100.0            100.0
                                                  -----           -----              -----            -----
 Operating expenses:
   LADS operating expenses................         62.6            40.1               63.0             35.1
   Medical claims.........................         19.8            16.7               20.7             18.7
   Cost of buying group sales.............          0.0            25.1                0.0             26.9
   General and administrative.............         11.3            11.1               12.1             11.3
   Depreciation and amortization..........          3.0             3.1                3.1              3.1
   Merger costs...........................          0.0             0.0                0.0              0.3
   Start-up and software development
    costs.................................          0.0             0.6                0.0              0.3
                                                  -----           -----              -----            -----
         Total operating expenses                  96.7            96.7               98.9             95.7
                                                  -----           -----              -----            -----
 Income from operations...................          3.3             3.3                1.1              4.3
 Interest expense.........................          1.6             2.9                2.1              2.2
                                                  -----           -----              -----            -----
 Income (loss) before income taxes                  1.7             0.4              (1.0)              2.1
 Income taxes.............................          0.0             0.1                0.0              0.5
                                                  -----           -----              -----            -----
 Income (loss) before extraordinary charge          1.7             0.3              (1.0)              1.6
 Extraordinary charge - early
 extinguishment of debt, net of income
 taxes of $238,000 for 1998...............          2.1             2.0                0.8              1.1
                                                  -----           -----              -----            -----
          Net income (loss)...............         (0.4)%          (1.7) %            (1.8)%            0.5 %
                                                  =====           =====             ======            =====
 Medical claims ratio.....................         79.7 %          71.9 %             80.7 %           72.7 %
                                                  =====           =====             ======            =====


Three-Month Period Ended September 30, 1998 Compared to Three-Month Period Ended September 30, 1997

         Revenues. Revenues increased 297.6% from $15.6 million for the three months ended September 30, 1997 to $61.9 million for the three months ended September 30, 1998. This increase was caused primarily by an increase in LADS operations net revenues attributable to the 1997 Acquisitions, the LaserSight Acquisition, the 1998 Acquisitions and the Vision World acquisition, which accounted for $19.5 million of the increase; an increase in buying group revenues attributable to the Block Acquisition which accounted for $16.3 million of the increase; an increase in managed care revenues attributable to the Block Acquisition, the MEC Acquisition; and the addition of three capitated contracts and the expansion of an existing contract which accounted for $10.5 million of the increase. Comparable clinic revenues increased 7% over 1997 levels for practices managed by the Company for the entire year. Managed care revenues on a comparable basis increased 41% over 1997 levels for business units operated by the Company for the entire year.

         LADS Operating Expenses. LADS operating expenses increased 154.6% from $9.7 million for the three months ended September 30, 1997 to $24.8 million for the three months ended September 30, 1998. LADS operating expenses consist of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, and other general and administrative costs related to the operation of clinics and ASCs. This increase was caused primarily by the 1997 Acquisitions, the LaserSight Acquisition and the 1998 Acquisitions. As a percentage of LADS operations net revenues, LADS operating expenses decreased from 83.2% for the three months ended September 30, 1997 to 79.5% for the three months ended September 30, 1998. This increase was caused primarily by the 1997 Acquisitions, the LaserSight Acquisition and the 1998 Acquisitions.

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

         General and Administrative Expenses. General and administrative expenses increased 288.8% from $1.8 million for the three months ended September 30, 1997 to $6.8 million for the three months ended September 30, 1998. This increase was caused primarily by an increase in corporate staff necessary to support the Company's expanded practice management and managed care business and increases in travel expenses, professional fees and occupancy costs. Salaries, wages and benefits expense consist of expenses related to management and administrative staff located at the Company's corporate headquarters and regional offices. As a percentage of revenues, general and administrative expenses decreased from 11.3% for the three months ended September 30, 1997 to 11.1% for the three months ended September 30, 1998. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business.

         Depreciation and amortization. Depreciation and amortization expense increased from $475,000 for the three months ended September 30, 1997 to $1.9 million for the three months ended September 30, 1998. As a percentage of revenues, depreciation and amortization expense increased from 3.0% for the three months ended September 30, 1997 to 3.1% for the three months ended September 30, 1998. This increase was caused primarily by the amortization of intangibles attributable to the 1997 Acquisitions, the 1998 Acquisitions, the Vision World acquisition, the LaserSight Acquisition and the Block Acquisition.

         Start-up and Software Development Costs. Start-up costs were incurred due to the Company's early adoption of the provisions of AICPA Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities" and AICPA Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," Start-up costs relate to start-up activities associated primarily with refractive surgery centers and initiatives, and software development costs are associated with the Company's implementation of the Great Plains accounting software system.

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

Nine-Month Period Ended September 30, 1998 Compared to Nine-Month Period Ended September 30, 1997

         Revenues. Revenues increased 307.0% from $39.3 million for the nine months ended September 30, 1997 to $159.9 million for the nine months ended September 30, 1998. This increase was caused primarily by an increase in LADS operations net revenues attributable to the 1997 Acquisitions, the LaserSight Acquisition, the 1998 Acquisition and the Vision World acquisition, which accounted for $43.9 million of the increase; an increase in buying group revenues attributable to the Block Acquisition which accounted for $45.6 million of the increase; an increase in managed care revenues attributable to the Block Acquisition, MEC acquisition; and the addition of three capitated contracts and the expansion of an existing contract which accounted for $31.1 million of the increase. Comparable clinic revenues increased approximately 11% over 1997 levels for practices managed by the Company for the entire year. Managed care revenues on a comparable basis increased 43.1% over 1997 levels for business units operated by the Company for the entire year.

         LADS Operating Expenses. LADS operating expenses increased 126.6% from $24.7 million for the nine months ended September 30, 1997 to $56.1 for the nine months ended September 30, 1998. LADS operating expenses consist of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, and other general and administrative costs related to the operation of clinics and ASCs. This increase was caused primarily by the 1997 Acquisitions, the LaserSight Acquisition and the 1998 Acquisitions. As a percentage of LADS operations net revenues, LADS operating expenses decreased from 84.7% for the nine months ended September 30, 1997 to 76.8% for the nine months ended September 30, 1998. This decrease was caused primarily by the 1997 Acquisitions, the LaserSight Acquisition and the 1998 Acquisitions.

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

         General and Administrative Expenses. General and administrative expenses increased 281.4% from $4.7 million for the nine months ended September 30, 1997 to $18.1 million for the nine months ended September 30, 1998. This increase was caused primarily by an increase in corporate staff necessary to support the Company's expanded practice management and managed care business and increases in travel expenses, professional fees and occupancy costs. Salaries, wages and benefits expense consist of expenses related to management and administrative staff located at the Company's corporate headquarters and regional offices. As a percentage of revenues, general and administrative expenses decreased from 12.1% for the nine months ended September 30, 1997 to 11.3% for the nine months ended September 30, 1998. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business.

         Depreciation and amortization. Depreciation and amortization expense increased from $1.2 million for the nine months ended September 30, 1997 to $4.9 million for the nine months ended September 30, 1998. As a percentage of revenues, depreciation and amortization expense remained constant at 3.1% for the nine months ended September 30, 1997 and 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings and private debt and equity financings. Net cash used in operating activities for the nine months ended September 30, 1997 was $2.5 million as compared to net cash provided by operating activities of $6.3 million for the nine months ended September 30, 1998. Net cash provided from operating activities for the nine months ended September 30, 1998 resulted primarily from an increase in operating income for the period.

         Net cash used in investing activities for the nine months ended September 30, 1997 and 1998 was $5.8 million and $49.4 million, respectively, and resulted from payments for acquisitions, furniture and equipment and capitalized acquisition costs.

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


PART II -OTHER INFORMATION


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

27.1              Restated Financial Data Schedule for nine months ended
                  September 30, 1998 (for SEC use only).

27.2*             Restated Financial Data Schedule for the nine months ended
                  September 30, 1997 (for SEC use only).(2)

---------------
[FN]
     *Previously filed as an Exhibit in the Company filing identified in the footnote following the Exhibit Description and incorporated herein by reference.

[1] Form 8-K filed July 10 1998

[2] Form 10-Q filed November 16, 1998