Form 10-Q/A
period 1999-03-31
VISION TWENTY ONE INC
filed 1999-07-01
CIK 1020258

                                   FORM 10Q/A

                                (AMENDMENT NO.1)

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

                    AMENDMENT FORM 10-Q FOR QUARTERLY PERIOD
                              ENDED MARCH 31, 1999

     This amendment relates to the addition of item 2 in Part II and a change on the cover page to indicate that the Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) Sales of Unregistered Securities. The Company issued the following unregistered securities during the quarterly period ended March 31, 1999 in transactions exempt from the registration requirements of the Securities Act pursuant to Section 4(2) because they did not involve any public offering.

     In January 1999, the Company issued an aggregate of 57,199 shares of Common Stock in connection with the acquisition of certain assets of Arrowhead Master Eye Associates, P.C. and Sheldon Morgenstern, O.D.

     In January 1999, the Company issued an aggregate of 29,456 shares of Common Stock in connection with the acquisitions of certian assets of South St. Paul Family Eye Center and Thomas A. Vogelphol, P.D., P.A.

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