Form 10-Q
period 1999-06-30
VISION TWENTY ONE INC
filed 1999-08-16
CIK 1020258

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the transition period from ____________________ to ______________________
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

    The registrant had 15,461,392 Shares outstanding as of July 31, 1999.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                       JUNE 30,                           JUNE 30,
                                                             ------------------------------     ------------------------------
                                                                 1998             1999              1998             1999
                                                             -------------    -------------     -------------    -------------
Revenues:
  LADS operations, net ...............................     $ 14,137,100      $ 23,075,202      $ 27,188,688      $ 44,820,758
  Managed care .......................................       13,812,984        14,065,546        26,820,294        28,250,458
  Buying group .......................................       15,603,678         4,376,734        29,328,826        19,154,456
                                                           ------------      ------------      ------------      ------------
                                                             43,553,762        41,517,482        83,337,808        92,225,672
                                                           ------------      ------------      ------------      ------------

Operating expenses:
  LADS operating expenses ............................       10,909,722        20,523,697        21,209,058        39,177,099
  Medical claims .....................................        9,932,806        10,347,821        19,591,293        20,719,569
  Cost of buying group sales .........................       14,645,085         4,195,752        27,440,070        18,257,963
  General and administrative .........................        3,824,715         7,332,571         7,932,542        12,138,227
  Depreciation and amortization ......................        1,388,536         2,060,388         2,584,122         3,921,459
  Merger costs .......................................             --                --             508,443              --
  Start-up and software development costs ............          100,490           679,579           167,509           679,579
                                                           ------------      ------------      ------------      ------------
                                                             40,801,354        45,139,808        79,433,037        94,893,896
                                                           ------------      ------------      ------------      ------------

Income (loss) from operations ........................        2,752,408        (3,622,326)        3,904,771        (2,668,224)
Interest expense .....................................        1,046,931         1,844,382         1,674,772         3,729,497
Gain on sale of business .............................             --            (511,063)             --            (511,063)
                                                           ------------      ------------      ------------      ------------
Income (loss) from continuing operations before income
taxes ................................................        1,705,477        (4,955,645)        2,229,999        (5,886,658)
Income taxes .........................................          460,479              --             602,100                --
                                                           ------------      ------------      ------------      ------------
Income (loss) from continuing operations .............        1,244,998        (4,955,645)        1,627,899        (5,886,658)
Discontinued operations - income from operations .....         (157,714)         (664,424)         (662,998)       (1,611,614)
Extraordinary item - early extinguishment of debt ....             --                --             397,190              --
                                                           ------------      ------------      ------------      ------------

Net income (loss) ....................................     $  1,402,712      $ (4,291,221)     $  1,893,707      $ (4,275,044)
                                                           ============      ============      ============      ============
Earnings (loss) per common share:
  Income (loss) from continuing operations ...........     $       0.09      $      (0.33)     $       0.11      $      (0.39)
  Discontinued operations ............................             0.01              0.04              0.05              0.11
  Extraordinary charge ...............................             --                --               (0.03)             --
                                                           ------------      ------------      ------------      ------------

Net earnings (loss) per common share .................     $       0.10      $      (0.29)     $       0.13      $      (0.28)
                                                           ============      ============      ============      ============

Earnings (loss) per common share - assuming dilution:
  Income (loss) from continuing operations ...........     $       0.09      $      (0.33)     $       0.11      $      (0.39)
  Discontinued operations ............................             0.01              0.04              0.05              0.11
  Extraordinary charge ...............................             --                --               (0.03)             --
                                                           ------------      ------------      ------------      ------------

Net earnings (loss) per common share -
  assuming dilution ..................................     $       0.10      $      (0.29)     $       0.13      $      (0.28)
                                                           ============      ============      ============      ============

    See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                     DECEMBER 31,       JUNE 30,
                                                                                                         1998            1999
                                                                                                    ---------------   -------------
                          ASSETS                                                                      (AUDITED)         (UNAUDITED)
Current Assets:

  Cash and cash equivalents ..................................................................     $   6,052,423      $   5,383,578
  Accounts receivable due from:
     Patients and buying group members, net ..................................................        17,143,261         13,469,048
     Managed Professional Associations .......................................................         3,028,117          2,334,920
     Managed health benefits payors ..........................................................         1,573,799            619,712
  Inventories ................................................................................         3,308,813          4,649,144
  Prepaid expenses and other current assets ..................................................         3,166,836          3,408,495
                                                                                                   -------------      -------------
         Total current assets ................................................................        34,273,249         29,864,897
Fixed assets, net ............................................................................        15,222,586         17,225,714
Intangible assets, net .......................................................................       132,232,027        127,331,800
Deferred income taxes ........................................................................         6,300,000          6,300,000
Other assets .................................................................................         2,561,717          2,253,385
                                                                                                   -------------      -------------
         Total assets ........................................................................     $ 190,589,579      $ 182,975,796
                                                                                                   =============      =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................................................     $   6,951,099      $   3,619,745
  Accrued expenses ...........................................................................         6,279,213          6,257,840
  Medical claims payable .....................................................................         4,713,995          4,696,138
  Accrued compensation .......................................................................         3,716,787          5,769,631
  Accrued restructuring charge ...............................................................         2,796,000          2,313,002
  Current portion of long-term debt ..........................................................         2,143,149          2,813,048
  Current portion of obligations under capital leases ........................................           538,820            392,372
                                                                                                   -------------      -------------
         Total current liabilities ...........................................................        27,139,063         25,861,776

Deferred rent payable ........................................................................           253,258            213,482
Obligations under capital leases .............................................................           474,891            269,860
Long-term debt, less current portion .........................................................        81,217,396         76,957,062
Deferred leasehold incentive .................................................................           271,358            249,428
Deferred income taxes ........................................................................         7,512,000          7,512,000

Minority interest ............................................................................              --              346,424

Stockholders' equity:
   Preferred stock, $.001 par value; 10,000,000 shares authorized:  no shares issued .........              --                 --
   Common stock, $.001 par value; 50,000,000 shares authorized; 15,067,025 (December 31, 1998)
      And 15,430,685 (June 30, 1999) shares issued and outstanding ...........................            15,067             15,431
  Additional paid in capital .................................................................        89,196,292         92,186,431
  Common stock to be issued; 105,164 shares (December 31, 1998) and 14,244 (June 30, 1999) ...         1,053,664            128,206
  Deferred compensation ......................................................................          (300,435)          (246,285)
  Notes receivable from officer ..............................................................          (172,984)          (172,984)
  Accumulated deficit ........................................................................       (16,069,991)       (20,345,035)
                                                                                                   -------------      -------------
         Total stockholders' equity ..........................................................        73,721,613         71,565,764
                                                                                                   -------------      -------------
         Total liabilities and stockholders' equity ..........................................     $ 190,589,579      $ 182,975,796
                                                                                                   =============      =============

    See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                  ------------------------------
                                                                                     1998              1999
                                                                                  ------------     -------------
OPERATING ACTIVITIES
Net income (loss) ..........................................................     $  1,893,707      $ (4,275,044)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Extraordinary charge - early extinguishment of debt .....................          635,190              --
   Depreciation and amortization ...........................................        2,881,277         4,483,134
   Amortization of deferred leasehold incentive ............................             --             (21,930)
   Amortization of loan fees ...............................................           73,821           122,532
   Non-cash compensation expense ...........................................           80,166           427,240
   Amortization of deferred compensation ...................................             --              54,150
   Gain on sale of Block Buying Group ......................................             --            (511,063)
   Changes in operating assets and liabilities, net of effects from business combinations:
     Accounts receivable, net ..............................................      (10,334,998)        4,628,300
     Inventories ...........................................................          155,086        (1,340,331)
     Prepaid expenses and other current assets .............................         (403,912)         (241,659)
     Other assets ..........................................................         (314,098)          778,564
     Accounts payable ......................................................        3,279,647        (3,331,354)
     Accrued expenses ......................................................        3,121,198           (90,253)
     Accrued compensation ..................................................          589,621         2,052,844
     Accrued restructuring charge ..........................................             --            (482,998)
     Deferred rent payable .................................................             --             (39,776)
     Medical claims payable ................................................          164,868           (17,857)
     Due to/from Managed Professional Associations .........................          988,967           693,197
                                                                                 ------------      ------------
          Net cash provided by operating activities ........................        2,810,540         2,887,696

INVESTING ACTIVITIES
Payments for fixed assets, net .............................................       (2,470,986)       (3,952,316)
Payments for acquisitions, net of cash acquired ............................      (14,474,590)         (726,779)
Payments for capitalized acquisition costs .................................       (3,032,384)         (133,374)
Net proceeds from sale of Block Buying Group ...............................             --           4,286,060
                                                                                 ------------      ------------
          Net cash used in investing activities ............................      (19,977,960)         (526,409)

FINANCING ACTIVITIES
Proceeds from long-term debt ...............................................       49,632,467              --
Payments on long- term debt ................................................      (27,081,566)             --
Proceeds from credit facility ..............................................             --           4,944,686
Payments on credit facility ................................................             --          (8,537,012)
Payments for financing fees ................................................         (729,217)         (592,764)
Payments on capital lease obligations and other debt .......................             --            (349,586)
Payments to acquire treasury stock .........................................       (1,548,084)             --
Proceeds from sale of stock to directors ...................................             --           1,062,848
Sale of detachable stock purchase warrants and exercise of stock options ...          124,040            95,272
Proceeds from sale of stock to minority interest ...........................             --             346,424
Decrease in notes receivable, officers and shareholders ....................            2,500              --
Capital distribution .......................................................         (245,548)             --
                                                                                 ------------      ------------
          Net cash provided (used in) by financing activities ..............       20,154,592        (3,030,132)
                                                                                 ------------      ------------
Increase (decrease) in cash and cash equivalents ...........................        2,987,172          (668,845)
Cash and cash equivalents at beginning of period ...........................        4,048,358         6,052,423
                                                                                 ------------      ------------
Cash and cash equivalents at end of period .................................     $  7,035,530      $  5,383,578
                                                                                 ============      ============

    See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1999

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

         Operating results for the six months ended June 30, 1999 are not necessarily an indication of the results that may be expected for the year ending December 31, 1999.

RECLASSIFICATION

         Certain prior period amounts have been reclassified to conform to the current period presentation.

2.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for income (loss) from continuing operations:

                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                   -----------------------------    -------------------------------
                                                       1998             1999             1998              1999
                                                   -------------    -----------     -------------     -------------
Numerator:
   Numerator for basic and diluted earnings
   (loss) per share-income (loss) available to
   common stockholders .......................     $  1,244,998     $ (4,955,645)     $  1,627,899     $ (5,886,658)
Denominator:
   Denominator for basic earnings (loss) per
   share-weighted average shares .............       14,208,521       15,122,566        14,028,813       15,071,244
                                                   ------------     ------------      ------------     ------------
Effect of dilutive securities:
   Stock options .............................          155,896             --             175,773             --
   Warrants ..................................          166,634             --             183,303             --
   Nonvested stock ...........................           90,146             --              90,412             --
   Contingent shares .........................             --               --                --               --
                                                   ------------     ------------      ------------     ------------
Dilutive potential common shares .............          412,676             --             449,488             --
                                                   ------------     ------------      ------------     ------------
  Denominator for diluted earnings (loss) per
   share-adjusted weighted average shares and
   assumed conversions .......................       14,621,197       15,122,556        14,478,301       15,071,244
                                                   ============     ============      ============     ============
Basic earnings (loss) per common share .......     $       0.09     $      (0.33)     $       0.11     $      (0.39)
                                                   ============     ============      ============     ============
Diluted earnings (loss) common share .........     $       0.09     $      (0.33)     $       0.11     $      (0.39)
                                                   ============     ============      ============     ============

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)


3.       SALE OF BLOCK BUYING GROUP

         On June 4, 1999, the Company completed the sale of the Block Buying Group. Net proceeds of $4.3 million received by the Company were primarily used to repay outstanding borrowings under the Company's credit facility.

4.       DISCONTINUED OPERATIONS - SALE OF RETAIL OPTICAL CHAINS

         In July 1999, the Company signed a definitive purchase agreement to sell its retail optical chains - Vision World, Inc., Stein Optical and The Eye DRx, to Eye Care Centers of America ("ECCA"). ECCA is based in San Antonio, Texas and operates a national chain of full-service retail optical stores. In connection with the transaction, the Company will receive approximately $37.0 million in cash, subject to certain closing adjustments. The definitive purchase agreement has been approved by both companies' board of directors. The parties have agreed to close the transaction on August 31, 1999, subject to final completion of normal and customary pre-closing conditions, which the Company believes will be timely met. The Company anticipates using a substantial portion of the proceeds to satisfy certain outstanding obligations under its credit facility. While the sale of these three retail optical chains will reduce the Company's revenues, it will significantly reduce the Company's debt and related interest expense and have a positive impact on the Company's overall margins.

5.       RESTRUCTURING PLAN

         The Company expensed business integration costs of approximately $2.6 million that were incurred during the six months ended June 30, 1999. Approximately $1.2 million of these costs are included in general and administrative expenses, and approximately $1.4 million of costs related to the Company's retail optical chains, is included in income from discontinued operations. These business integration costs represent incremental or redundant costs that are required to be expensed as incurred. For the six months ended June 30, 1999, these business integration costs consisted primarily of redundant employee costs.

         For the year ended December 31, 1998, management of the Company committed to and commenced the implementation of a restructuring plan (the "Restructuring Plan"), that was designed to facilitate the transformation of the Company into an integrated eye care company. The Restructuring Plan initiatives, which are comprised of a number of specific projects, are designed to position the Company to take full operational and economic advantage of recent acquisitions. The Restructuring Plan will enable the Company to complete the consolidation and deployment of necessary infrastructure for the future, optimize and integrate certain assets and exit certain markets. The initiatives to be undertaken as part of the Restructuring Plan include the integration of managed care service centers and business lines, the consolidation of retail back office functions and the consolidation of certain corporate functions. The Restructuring Plan resulted in a restructuring charge of approximately $2.8 million for the year ended December 31, 1998 and was comprised of severance costs of approximately $1.9 million

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

and facility and lease termination costs of approximately $0.9 million. The reserve for the Restructuring Plan was $2.8 million at December 31, 1998.

         For the six months ended June 30, 1999, the Company utilized approximately $0.5 million of this charge, related to severance payments. The reserve for the Restructuring Plan was $2.3 million at June 30, 1999.

         In connection with the sale of the Company's retail optical chains, discussed above, the Company expects to have a change in estimate of the restructuring accrual. In connection with this change in estimate, the Company expects to record a restructuring credit in the third quarter, for severance and lease payments which will not be paid by the Company.

5.       LITIGATION

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

         Pursuant to judicial orders, the lead plaintiffs group must file an amended consolidated complaint by August 14, 1999. The Company is not required to respond until such amended consolidated complaint is filed and served. The Company believes that it has substantial defenses to this matter and intends to assert them vigorously. Management of the Company is unable to determine the impact, if any, that the resolution of the aforementioned uncertified class action lawsuit will have on the financial position or results of operations of the Company.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   (CONTINUED)

7.       SEGMENT REPORTING

     The Company identifies reportable segments based on management responsibility for the strategic business units that offer different products and services. The segments are managed separately based on the fundamental differences in their operations. The Company's operations have been classified into four segments: clinical and surgery centers, retail optical, managed care and buying group. The clinical and surgery centers segment includes all activity related to managing optometry and ophthalmology practices, refractive surgery centers and ambulatory surgical centers. The retail optical segment includes the operations of three retail optical chains located in Minnesota, New Jersey and Wisconsin. The managed care segment includes the operations consisting primarily of Block Vision, Maryland Eye Care and Vision 21 Managed EyeCare of Tampa Bay, Inc. The buying group segment includes the operations of Block Buying Group. The corporate segment includes general and administrative expenses associated with the operations of the Company's administrative expenses associated with the operations of the Company's corporate and regional offices and expenses not allocated to reportable segments.

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

                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                   JUNE 30,                           JUNE 30,
                                           1998             1999              1998                 1999
                                      -------------     ---------------     -------------      -------------
Revenues:
     Clinical and surgery centers     $  14,137,100      $  23,075,202      $  27,188,688      $  44,820,758
     Retail optical                       7,141,218         15,221,828         14,661,364         30,380,564
     Managed care                        13,812,984         14,065,546         26,820,294         28,250,458
     Buying group                        15,603,678          4,376,734         29,328,826         19,154,456
                                      -------------      -------------      -------------      -------------
        Total segments                   50,694,980         56,739,310         97,999,172        122,606,236
     Corporate                                 --                 --                 --                 --
                                      -------------      -------------      -------------      -------------
Total revenues                        $  50,694,980      $  56,739,310      $  97,999,172      $ 122,606,236
                                      =============      =============      =============      =============

Segment Profit (Loss):
     Clinical and surgery centers     $   3,528,832      $   2,551,504      $   6,376,932      $   5,643,660
     Retail optical                         382,289          1,757,389          1,265,779          3,703,361
     Managed care (a)                     1,376,601          1,734,602          2,228,679          3,431,574
     Buying group  (b)                      761,062            180,982          1,493,049            896,493
                                      -------------      -------------      -------------      -------------
        Total segments                    6,048,784          6,224,477         11,364,439         13,675,088
     Corporate                           (1,425,061)        (4,752,113)        (2,933,815)        (6,818,486)
                                      -------------      -------------      -------------      -------------
Total segment profit (loss)           $   4,623,723      $   1,472,364      $   8,430,624      $   6,856,602
                                      =============      =============      =============      =============

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL OVERVIEW

         Vision Twenty-One, Inc. (the "Company") develops and manages local area eye care delivery systems ("LADSsm") in 40 markets. LADS involve contractual affiliations with local optometrists and ophthalmologists (the "Affiliated Providers") to provide primarily vision care and refractive surgery at independent or company-owned clinics and surgery centers. Additionally, the Company develops retail distribution channels for its LADS through affiliating with retail optical chains, and develops managed care distribution channels for its LADS through contracting with local health plans and other third party payors.

         The Company began operations in 1984, providing services to seven optometrists practicing at eight clinic locations. The Company currently provides its services to 40 LADS located in 27 states through which approximately 5,800 Affiliated Providers deliver eye care services. Of these Affiliated Providers, approximately 250 are Managed Providers, consisting of 210 optometrists and 40 ophthalmologists practicing at 187 clinic locations, 12 ambulatory surgical centers ("ASCs") and nine refractive surgery centers ("RSCs"). In addition, the Company has over 7,000 eye care professionals available for potential managed care business in future markets. The Company's Affiliated Providers, in conjunction with select national retail optical chains, deliver eye care services under the Company's 118 managed care contracts and 12 discount fee-for-service plans covering over 5.0 million exclusively contracted patient lives.

         Through the third quarter of 1998, the Company's primary focus had been on aggressively developing LADS and expanding LADS to new markets through acquisitions in order to provide for a complete continuum of easily accessible, high quality and affordable eye care services. The Company believes that there are significant internal growth and development opportunities available within existing LADS and as a result, in the last quarter of 1998 and thus far in 1999, the Company has focused on such development which the Company believes is a cost-effective method of achieving its growth strategy. Among other things, the Company plans to focus on vision care including opening new de novo clinics and surgery centers and expanding managed care initiatives with a primary focus on expanding its refractive surgery programs to take advantage of the significantly increased demand for refractive surgery. Furthermore, the Company will focus on completing the integration of systems, processes and management with the goal of achieving significant cost savings in the future.

         The Company's refractive surgery initiatives adds additional complimentary business to its LADs. Refractive surgery procedures for the second quarter of 1999 increased to 4,669 from 1,709 for the second quarter of 1998. During 1999, the Company announced the opening of four new refractive surgery facilities located in Arizona, New Jersey and Minnesota. By the end of the year, the Company expects to add three new refractive surgery centers ending the year with twelve centers, and in the year 2000 the Company plans on adding eighteen refractive surgery centers. In such refractive surgery centers, the Company expects typically to own approximately a 60% ownership interest.

         The Company has concentrated on developing its LADs since late 1997. Over the past several quarters the Company has been analyzing certain business units within such LADS and assessing the long-term strategic value of each existing component. In July 1999, the Company signed a definitive purchase agreement to sell its retail optical chains - Vision World, Inc., Stein Optical and The Eye DRx, to Eye Care Centers of America ("ECCA"). ECCA is based in San Antonio, Texas and operates a national chain of full-service retail optical stores. In connection with the transaction, the Company expects to receive approximately $37.0 million in cash, subject to certain post-closing adjustments. The definitive purchase agreement has been approved by both companies' board of directors. The parties have agreed to close the transaction on August 31, 1999, subject to final completion of normal and customary pre-closing conditions, which the Company believes will be timely met. The Company anticipates using a substantial portion of the proceeds to satisfy certain outstanding obligations under its credit facility. While the sale of these three retail optical chains will reduce the Company's revenues, it will significantly reduce the Company's debt and related interest expense and impact the Company's future capital resources.

         Upon closing of the transaction the Company and ECCA have agreed to a strategic alliance to further expand joint initiatives regarding laser vision procedures and managed vision care business. As part of the strategic alliance, the joint initiative is designed to educate ECCA customers about laser vision correction services and provide immediate access to those services through the Company's qualified refractive surgeons and eye laser surgery centers. The initiative is expected to begin in five markets and has the potential to expand to an additional 22 metropolitan markets. Additionally upon closing, the Company, through its managed care organization Block Vision, and ECCA managed Vision Care, an ECCA affiliate, will jointly market an integrated vision care program targeting third party payors and employer groups in select markets.

         Revenue for the six months ended June 30, 1999 increased to $122.6 million. EBITDA before business integration costs of $2.6 million, professional fees of $2.0 million, start-up costs of $0.7 million, and a gain on the sale of the Block Buying Group of $0.5 million, increased to $8.9 million in 1999 from $8.4 million in 1998. Excluding these costs, net income was $0.8 million, or $0.05 per share on a diluted basis. Revenue excluding the Company's retail optical chains was $92.2 million and EBITDA excluding the Company's retail optical chains was $6.6 million.

         Assuming the sale of the retail optical chains had occurred on January 1, 1999, interest expense would have been reduced by $1.5 million, amortization expense reduced by $0.5 million and depreciation expense reduced by $0.6 million.

         In additional furtherance of the Company's increased focus on vision care initiatives, on June 4, 1999, the Company completed the sale of its Block Buying Group division. Net proceeds of $4.3 million received by the Company were primarily used to repay outstanding borrowings under the Company's credit facility. The sale of the Block Buying Group will reduce the Company's revenues, but will be beneficial to the Company's overall operating margins.

         The Company incurred approximately $1.1 million of professional fees in the second quarter in connection with the sale of the retail optical chains and the sale of the Block Buying Group and additional one time fees are being incurred in the third quarter of 1999. The Company also incurred approximately $0.9 million of one time charges during the second quarter, in connection with the finalization of its previously announced accounting reconciliation primarily related to professional fees.

         As a result of the changes occurring in the Company's business, the overall results should not necessarily be relied upon as being indicative of future operating performance due in part to the divestiture of large business units, the shift in operating focus, the expenses associated with the pending sale of the retail optical chains and the expenses in connection with the finalization of the accounting reconciliation completed in the quarter.

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

1998 ACQUISITIONS

         In addition to the acquisitions described below, the Company completed the acquisition of the business assets of 54 optometry clinics, nine ophthalmology clinics, one ambulatory surgical center, two refractive centers and 21 optical dispensaries located in Texas, Arizona, New Jersey, Florida, Nevada, Minnesota and Wisconsin. Business assets consist of certain non-medical and non-optometric assets, including accounts receivable, leases, contracts, equipment and other tangible and intangible assets. Concurrently with these acquisitions, the Company entered into long-term management agreements ('Management Agreements") with the related professional associations employing 65 optometrists and five ophthalmologists. These acquisitions were accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company closed the acquisitions of all of the outstanding stock of The Complete Optical Laboratory, Ltd., Corp., located in New Jersey which services the New Jersey optometry clinics acquired by the Company, and the Company closed the acquisition of substantially all of the business assets of a managed care company located in Florida servicing more than 82,700 patient lives. These acquisitions were accounted for under the purchase method of accounting. Such acquisitions are collectively referred to herein as the "1998 Acquisitions." In connection with these acquisitions, the Company provided aggregate consideration of approximately $20.1 million, consisting of approximately 1.0 million shares of Common Stock and approximately $13.5 million in cash and promissory notes in the aggregate principal amount of $1.3 million, subject to closing adjustments. In addition, the Company is required to provide additional contingent consideration consisting of 282,185 shares of Common Stock and up to $2.1 million in cash, to be paid to certain sellers if certain post-acquisition performance targets are met.

         The Company completed the acquisition of American SurgiSite Centers, Inc., ("American SurgiSite') an ambulatory surgery center developer, management and consulting company located in New Jersey, effective September 1, 1998. American SurgiSite manages eight ambulatory surgery facilities. In connection with this transaction, the Company paid $1.5 million in cash and issued 235,366 shares of Common Stock. In addition, the Company is required to provide additional contingent consideration of up to $3.1 million if certain post acquisition performance targets are met.

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

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total revenues, certain items in the Company's statement of operations for the periods indicated. As a result of the 1998 Acquisitions, the current and anticipated divestiture of large business units, the shift in operating focus, and the expenses associated with the pending sale of the retail optical chains and expenses in connection with the finalization of the accounting reconciliation completed in the quarter, the Company does not believe that the historical percentage relationships for the three months and the six months ended June 30, 1998 and 1999 reflect the Company's expected future operations.

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       JUNE 30,                           JUNE 30,
                                                -------------------------       -----------------------
                                                   1998            1999           1998          1999
                                                ---------       ---------       ---------      --------
Revenues:
  LADS operations, net ...................          32.5 %         55.6 %         32.6 %         48.6 %
  Managed care ...........................          31.7           33.9           32.2           30.6
  Buying group ...........................          35.8           10.5           35.2           20.8
                                                   -----          -----          -----          -----
         Total revenues ..................         100.0          100.0          100.0          100.0
                                                   -----          -----          -----          -----


Operating expenses:
  LADS operating expenses ................          25.1           49.4           25.5           42.5
  Medical claims .........................          22.8           24.9           23.5           22.5
  Cost of buying group sales .............          33.6           10.1           32.9           19.8
  General and administrative .............           8.8           17.7            9.5           13.2
  Depreciation and amortization ..........           3.2            5.0            3.1            4.2
  Merger costs ...........................          --             --              0.6           --
  Start-up and software development
      costs...............................           0.2            1.6            0.2            0.7
                                                   -----          -----          -----          -----
         Total operating expenses ........          93.7          108.7           95.3          102.9
                                                   -----          -----          -----          -----

Income from operations ...................           6.3           (8.7)           4.7           (2.9)
Interest expense .........................           2.4            4.4            2.0            4.0
Gain on sale of business .................          --             (1.2)          --             (0.6)
                                                   -----          -----          -----          -----
Income (loss) before income taxes ........           3.9          (11.9)           2.7           (6.3)
Income taxes .............................           1.0           --              0.7           --
                                                   -----          -----          -----          -----
Income (loss) from continuing operations..           2.9          (11.9)           2.0           (6.3)
Discontinued operations ..................          (0.3)          (1.6)          (0.8)          (1.7)
Extraordinary charge .....................          --             --              0.5           --
         Net income (loss) ...............           3.2 %        (10.3) %         2.3 %         (4.6) %
                                                   =====          =====          =====          =====

Medical claims ratio .....................          71.9 %          73.6 %        73.0 %         73.3 %
                                                   =====          =====          =====          =====


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Revenues. Revenues decreased 5% from $43.6 million for the three months ended June 30, 1998 to $41.5 million for the three months ended June 30, 1999. This decrease was primarily due to the Company's sale of the Block Buying Group, offset by an increase in LADS operations net revenues attributable to the 1998 Acquisitions and to internal growth. Managed care revenues on a comparable basis increased 2% over 1998. The sale of the Company's three retail optical chains and Block Buying Group discussed above is expected to reduce the Company's revenue in the short-term. The Company plans to focus on vision care including opening new de novo clinics and surgery centers and expanding managed care initiatives with a primary focus on expanding its refractive surgery programs to take advantage of the significantly increased demand for refractive surgery. Additionally, the Company's strategic alliance with ECCA discussed above is expected to expand the number of markets in which the Company is able to provide refractive surgery.

         LADS Operating Expenses. LADS operating expenses increased 88% from $10.9 million for the three months ended June 30, 1998 to $20.5 million for the three months ended June 30, 1999. LADS operating expenses consist of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, and other general and administrative costs related to the operation of clinics and ASCs. This increase was primarily caused by the 1998 Acquisitions.

         Medical Claims. Medical claims expense increased 4% from $9.9 million for the three months ended June 30, 1998 to $10.3 million for the three months ended June 30, 1999. The Company's medical claims ratio increased from 71.9% for the three months ended June 30, 1998 to 73.6% for the three months ended June 30, 1999. Medical claims expense consists of payments by the Company to its Affiliated Providers for vision care wellness services, medical and surgical eye care services and facility services. These payments are based on fixed payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules.

         Cost of Buying Group Sales. Cost of buying group sales were incurred by the Company as a result of its acquisition of Block Vision in 1998. The cost of buying group sales consists of the costs of various optical products which are shipped directly to the providers of eye care services. As noted above, the Company completed the sale of the Block Buying Group during the second quarter.

         General and Administrative. General and administrative increased
92% from $3.8 million for the three months ended June 30, 1998 to $7.3 million for the three months ended June 30,1999. General and administrative expenses primarily consist of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters and its managed care service centers. As a percentage of revenues, general and administrative expenses increased from 8.8% for the three months ended June 30, 1998 to 17.7% for the three months ended June 30, 1999. This increase was primarily due to $1.1 million of professional fees related to the sale of the Block Buying Group and the Company's retail optical chains, and $0.9 million of professional in connection with the finalization of the Company's previously announced accounting reconciliation.

         General and administrative expenses for the three months ended June 30, 1999 include approximately $0.6 million of business integration costs discussed above, which are expected to be eliminated throughout 1999. Approximately $0.7 million of business integration costs related to the Company's retail optical chains are included in income from discontinued operations.

         Depreciation and Amortization. Depreciation and amortization expense increased from $1.4 million for the three months ended June 30, 1998 to $2.1 million for the three months ended June 30, 1999. As a percentage of revenues, depreciation and amortization expense increased from 3.2% for the six months ended June 30, 1998 to 5.0% for the three months ended June 30, 1999.
This increase was caused primarily by the 1998 Acquisitions.

         Start-up and software development costs. For the three months ended June 30, 1998 and 1999, start-up costs relate to start-up activities associated primarily with refractive surgery centers and initiatives. For the three months ended June 30, 1998, software development costs are associated with the Company's implementation of the Great Plains accounting software system.
These costs are expected to increase throughout 1999.

         Interest Expense. Interest expense increased 76% from $1.0 million for the three months ended June 30, 1998 to $1.8 million for the three months ended June 30, 1999. The increase was caused by an increase in the debt outstanding from $49.5 million at June 30, 1998 to $80.4 million at June 30, 1999. As stated above, the sale of the Company's three retail optical chains will significantly reduce the Company's debt and related interest expense.

         Gain on Sale of Business. In connection with the sale of the Block Buying Group, the Company realized a gain of $0.5 million.

         Discontinued Operations. Discontinued operations represents the income from the Company's three retail optical chains discussed above. Income from discontinued operations for the three months ended June 30, 1998 was $0.2 million and represented the income of Stein Optical and The Eye DRx. Income from discontinued operations for the three months ended June 30, 1999 was $0.7 million and represented the income from Stein Optical, The Eye DRx, and Vision World. Vision World was acquired by the Company effective June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Revenues. Revenues increased 11% from $83.3 million for the six months ended June 30, 1998 to $92.2 million for the six months ended June 30, 1999. This increase was caused primarily by an increase in LADS operations net revenues attributable to the 1998 Acquisitions and to internal growth, offset by a decrease in revenue attributable to the sale of the Block Buying Group. Managed care revenues on a comparable basis increased 5% over 1998. The sale of the Company's three retail optical chains and Block Buying Group discussed above is expected to reduce the Company's revenue in the short-term. The Company plans to focus on vision care including opening new de novo clinics and surgery centers and expanding managed care initiatives with a primary focus on expanding its refractive surgery programs to take advantage of the significantly increased demand for refractive surgery. Additionally, the Company's strategic alliance with ECCA discussed above is expected to expand the number of markets in which the Company is able to provide refractive surgery.

         LADS Operating Expenses. LADS operating expenses increased 85% from $21.2 million for the six months ended June 30, 1998 to $39.2 million for the six months ended June 30, 1999. LADS operating expenses consist of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, and other general and administrative costs related to the operation of clinics and ASCs. This increase was primarily caused by the 1998 Acquisitions.

         Medical Claims. Medical claims expense increased 6% from $19.6 million for the six months ended June 30, 1998 to $20.7 million for the six months ended June 30, 1999. The Company's medical claims ratio increased from 73.0% for the six months ended June 30, 1998 to 73.3% for the six months ended June 30, 1999. Medical claims expense consists of payments by the Company to its Affiliated Providers for vision care wellness services, medical and surgical eye care services and facility services. These payments are based on fixed payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules.

         Cost of Buying Group Sales. Cost of buying group sales were incurred by the Company as a result of its acquisition of Block Vision in 1998. The cost of buying group sales consists of the costs of various optical products which are shipped directly to the providers of eye care services. As noted above, the Company completed the sale of the Block Buying Group during the second quarter.

         General and Administrative. General and administrative increased 53% from $7.9 million for the six months ended June 30,1998 to $12.1 million for the six months ended June 30,1999. General and administrative expenses primarily consist of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters and its managed care service centers. As a percentage of revenues, general and administrative expenses increased from 9.5% for the six months ended June 30, 1998 to 13.2% for the six months ended June 30, 1999. This increase was primarily due to $1.1 million of professional fees related to the sale of the Block Buying Group and the Company's retail optical chains, and $0.9 million of professional in connection with the finalization of the Company's previously announced accounting reconciliation.

         General and administrative expenses for the six months ended June 30, 1999 include approximately $1.2 million of business integration costs discussed above, which are expected to be eliminated throughout 1999. Approximately $1.4 million of business integration costs related to the Company's retail optical chains are included in income from discontinued operations.

         Depreciation and Amortization. Depreciation and amortization expense increased from $2.6 million for the six months ended June 30, 1998 to $3.9 million for the six months ended June 30, 1999. As a percentage of revenues, depreciation and amortization expense increased from 3.1% for the three months ended June 30, 1998 to 4.2% for the six months ended June 30, 1999. This increase was caused primarily by the 1998 Acquisitions.

         Merger costs. Merger costs were incurred as a result of the 1998 EyeCare One pooling of interests and consisted primarily of professional fees.

         Start-up and software development costs. For the six months ended June 30, 1998 and 1999, start-up costs relate to start-up activities associated primarily with refractive surgery centers and initiatives. For the six months ended June 30, 1998, software development costs are associated with the Company's implementation of the Great Plains accounting software system. These costs are expected to increase throughout 1999.

         Interest Expense. Interest expense increased 122% from $1.7 million for the six months ended June 30, 1998 to $3.7 million for the six months ended June 30, 1999. The increase was caused by an increase in the debt outstanding from $49.5 million at June 30, 1998 to $80.4 million at June 30, 1999. As stated above, the sale of the Company's three retail optical chains will significantly reduce the Company's debt and related interest expense.

         Gain on Sale of Business. In connection with the sale of the Block Buying Group, the Company realized a gain of $0.5 million.

         Discontinued Operations. Discontinued operations represent the income from the Company's three retail optical chains discussed above. Income from discontinued operations for the six months ended June 30, 1998 was $0.7 million and represented the income of Stein Optical and The Eye DRx. Income from discontinued operations for the six months ended June 30, 1999 was $1.6 million and represented the income from Stein Optical, The Eye DRx, and Vision World. Vision World was acquired by the Company effective June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings and private debt and equity financings. Net cash provided by operating activities for the six months ended June 30, 1998 and 1999 was $2.8 million and $2.9 million, respectively. The Company experiences increases in certain balance sheet accounts which result primarily from normal working capital needs.

         Net cash used in investing activities for the six months ended June 30, 1998 was $20.0 million, and primarily resulted from the payments for acquisitions, including capitalized acquisition costs. Net cash used in investing activities for the six months ended June 30, 1999, was $0.5 million, and primarily resulted from purchases of medical equipment and office furniture related to the Company's new laser surgery centers as well as purchases in the normal course of business. This was offset by net proceeds of $4.3 million received from the sale of the Block Buying Group.

         Net cash provided by financing activities for the six months ended June 30, 1998 was $20.2 million and was attributable to debt and equity financings and higher levels of institutional borrowings to support the Company's internal expansion and acquisition activities. Net cash used in financing activities for the six months ended June 30, 1999 was $3.0 million and was primarily attributable to payments on the Company's credit facility.

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

         On February 23, 1999, the Company entered into an amendment to the Restated Credit Agreement (the "First Amendment"). The First Amendment provided a $50.0 million term loan maturing in June 2005 with quarterly principal payments of one percent beginning in June 1999, a $20.0 million term loan maturing in June 2003 with quarterly principal payments of approximately $1.3 million beginning in September 2000, a $12.5 million term loan which was to be utilized for acquisitions and capital expenditures maturing in June 2003, and a $7.5 million revolving facility maturing in June 2003. The First Amendment also revised certain of the covenants and included a slightly higher margin spread on the seven-year term portion. Other terms and conditions were substantially the same as the Restated Credit Agreement. On June 11, 1999, the Company entered into a second amendment to the Restated Credit Agreement (the "Second Amendment" and together with the Restated Credit Agreement and the First Amendment, the "Amended Credit Agreement"). The Second Amendment principally revised certain financial covenants in connection with the credit facility which the Company was previously unable to meet and resulted in the early termination of the Company's unused portion of its borrowing capacity relative to the acquisition component of the credit facility, which was scheduled to expire June 30, 1999. As of June 30, 1999, the Company had used approximately $79.8 million of its available borrowings under the Amended Credit Agreement. In connection with the pending ECCA transaction, the Company expects to apply approximately $32 million of net proceeds in partially paying down its credit facility debt. Approximately $2.0 million of proceeds shall be utilized for certain expenses, principally deal related, and the remainder is expected to be used to pay down the revolver which will be available for use by the Company in the future. Additionally, while the Company is currently in technical noncompliance with its financial ratios, the banks have orally committed to waive such noncompliance upon final completion of a written agreement which the Company expects to complete within the very near future. The Company is currently evaluating its capital structure and various financing alternatives as it considers its working capital needs over the foreseeable future.

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

         The Company has treated as deferred compensation the issuance of shares of restricted stock in September and October 1996 for future services related to various business development initiatives and management incentives. In September 1996, the Company entered into a five-year services agreement with its Chief Medical Officer and current director of the Company and issued 108,133 shares of restricted Common Stock. These shares were valued at $2.77 per share or $300,000. Of these shares, 40% vested immediate and the Company recorded a business development charge of $120,000. In June 1999, the Company expanded its relationship with the individual to strengthen its refractive care initiative and provide such individual with options to acquire 100,000 shares at $3.69 per share with 100% vesting. The Company recorded a start-up cost of $0.2 million in the second quarter in connection with such grant. The remaining 60% of the shares were recorded as an offset in stockholders' equity as deferred compensation for $180,000. In October 1996, the Company entered into a five-year advisory agreement with an industry consultant and director of the Company and issued 125,627 shares of restricted Common Stock, which vest over the life of the advisory agreement. These shares were valued at $2.77 per share or $349,000. The Company recorded the issuance of these shares as an offset in stockholders' equity as deferred compensation. This deferred compensation is being amortized as the shares vest on a pro rata basis. In June, 1999 the Company expanded its relationship with the individual to strengthen its refractive care initiatives and provided such individual with options to acquire 100,000 shares at $3.44 per share, with a 100% vesting. The Company recorded a start-up cost of $0.1 million in the second quarter in connection with such grant.

         Intangible assets consist of the excess of the purchase price over the fair values of the net assets acquired from the business acquisitions, which is being amortized on a straight-line method over 25 or 30 years, and the Management Agreements with the Managed Professional Associations. The Management Agreements have 40-year terms and are being amortized on a straight-line method over 25 years. Intangible assets represented approximately 70% of the Company's total assets at June 30, 1999. In determining the useful life of a Management Agreement, the Company considers the operating history and other characteristics of each practice. A principal consideration is the degree to which the practice has demonstrated its ability to extend its existence indefinitely. The carrying value of intangible assets is evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying amount may not be recoverable. Among other factors, the Company considers in making the valuation are changes in the Managed Professional Associations market position, reputation, profitability, and geographic penetration.

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

         The Company divides its information technology software into the following four general categories: (i) Financial (general ledger, financial and management reporting, accounts payable, payroll and fixed assets), (ii) Retail Chains (integrated-Point of Sale, Purchase Order Management, and Inventory Control Systems), (iii) Practice Management (including billing, collection, accounts receivables and third party billing) and (iv) Managed Care. The Company is in various stages of readiness with respect to its information technology within each category. The Company's Financial Category has been certified Year 2000 compliant by the third party software vendor providing the software to the Company. The Company has selected the Delta Optical Computer System (the "Delta System") as its integrated system for Retail Chains category. The Delta System has been implemented in its Stein Optical Division. As part of the Company's Restructuring Plan, the Delta System will be implemented in the remaining two retail chain divisions. The Company has received certification that the Delta System is Year 2000 compliant. Historically, the Company's philosophy with respect to the Practice Management category of software is to utilize the third party software legacy systems in place as long as they capably served a practices needs. Currently, the Company has been advised that the third party software suppliers it utilizes for the Practice Management category have either installed or have scheduled to install over the next several months, Year 2000 upgrades. In addition, a custom software system has been implemented within numerous practices as well, and has received all necessary Year 2000 upgrades. The Managed Care category generally has custom software that has been upgraded for Year 2000 compliance and final testing is scheduled over the next several months.

         The Company has initiated communications with significant suppliers, customers and other third parties with which the Company does business, to minimize disruptions to the Company's operations resulting from the year "2000" problem and to ensure that any significant year "2000" problem will not have an adverse effect on the Company's operations. The Company expects to work with such parties to resolve or minimize year "2000" problems. The Company does not expect the cost associated with its year "2000" compliance efforts to have a material effect on the Company's future financial condition and results of operation. The Company is currently examining and developing contingency plans to deal with possible disruptions due to year "2000" issues. The Company believes it currently has no material exposure to contingencies related to the year "2000" issue and accordingly has not developed a contingency plan. However, there can be no assurances that events outside the control of the Company will not occur as a result of the year "2000" problem and that such events would not have a material adverse effect on the Company.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to changes in interest rates primarily as a result of borrowing activities, under its Amended Credit Agreement, which is used to maintain liquidity and fund the Company's business operations. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company did not use derivative instruments to adjust the Company's interest rate risk profile during the six months ended June 30, 1999.

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

         (i)      our financial prospects;

         (ii)     our proposed sale of our retail optical chains to ECCA;

         (iii) our ability to efficiently and effectively manage the managed clinics;

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

         (vii) the impact on us of current and future governmental regulations and investigations;

         (viii) our current and future managed care contracts and the impact such contracts have on gross profit;

         (ix) our ability to continue to recruit Affiliated Providers, to convert certain of the Affiliated Providers to managed clinics, and to maintain our relationships with Affiliated Providers;

         (x) our proposed strategic alliance with ECCA to further expand vision correction and managed vision care markets and our ability to continue the strategic relationships with affiliated retail optical companies;

         (xi) our strategic initiatives in vision care and refractive surgery, including the timing, design and number of initial markets and potential future expansion of our contemplated strategic alliance with ECCA in vision correction services and an ECCA affiliate jointly marketing integrated vision care programs;

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

         (xxi) the successful integration of both completed and any future acquisitions;

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

         (ii) our inability to close the proposed transaction with ECCA, and enter into the strategic alliances with ECCA and the effect of any post-closing adjustment, if any, to the overall purchase price.

         (iii) any material inability to successfully implement or enforce our expected strategic alliance initiatives, including increasing vision correction services and expanding managed vision care markets, integrate and profitably operate our acquisitions or to successfully open and integrate and profitably operate de novo clinics, refractive surgery centers and ASCs;

         (iv) any material inability to acquire additional sufficient working capital and financing at a reasonable cost to fund our ongoing operations and growth strategy or to obtain and maintain future compliance with covenants and commitments set forth in our credit facility;

         (v) the inability to expand our managed care business, renew existing managed care contracts or maintain and expand our Contract Provider Network;

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

         (ix) the inability to maintain or obtain required licensure in the states in which we operate and in the states in which we may seek to operate in the future,

         (x) the degree current shortages in refractive surgery equipment adversely impacts our access at reasonable prices to same;

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

         (xvii) the non-compliance or readiness on third parties with respect to year "2000" issues;

         (xviii) our inability to successfully increase and expand vision care and refractive surgery programs and other desired initiatives complimentary to our LADS business;

         (xviv)   unexpected cost increases,

         (xx) our inability to successfully defend against the class action lawsuits or any additional litigation that may arise;

         (xxi) any failure of the pre-closing conditions to the ECCA transaction to be met or waived, or the impact of any post closing adjustments;

         (xxii) any material inability to achieve internal growth in our business and increase shareholder value;

         (xxiii)  any future operating and net losses we may incur;

         (xxiv) any future material reduction in demand for refractive surgeries;

         (xxv) any material inability to successfully manage changes in our business mix;

         (xxvi) any failure of other business divisions of the Company to perform successfully;

         (xxvii) any adverse governmental or regulatory changes or actions, including any healthcare regulations and related enforcement actions; and

         (xxviii) any reduction in coverage of and ratings by analysts following us and other factors including those identified in our filings from time-to-time with the SEC.

         The Company undertakes no obligation to publicly update or revise forward looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Except as described below, the Company is not a party to any material litigation:

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

         On April 21, 1999, the cases were consolidated into one case captioned:
Tad McBride, Plaintiff, v. Vision Twenty-One, Inc., Theodore N. Gillette, Richard T. Welch and Michael Block, and one plaintiffs group was appointed lead plaintiff by judicial order on May 6, 1999. This uncertified consolidated class action seeks to hold the Company and two of its officers who are also directors as well as a former officer liable for alleged federal securities law violations. The lead plaintiffs group purports to represent a class of plaintiffs who were allegedly defrauded by alleged misstatements and omissions in analyst reports, trade journal articles, press releases and filings with the Securities and Exchange Commission.

         Pursuant to judicial orders, the lead plaintiffs group must file an amended consolidated complaint by August 14, 1999. The Company is not required to respond until such amended consolidated complaint is filed and served. The Company believes that it has substantial defenses to this matter and intends to assert them vigorously. Management of the Company is unable to determine the impact, if any, that the resolution of the aforementioned uncertified class action lawsuit will have on the financial position or results of operations of the Company. While it is impossible to predict the outcome or impact of such litigation, management believes this litigation is without merit and intends to vigorously defend the lawsuit.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

         Sales of Unregistered Securities. The Company issued equity securities during the quarter ended June 30, 1999 in the following private transactions not previously included in a quarterly report which were exempt from the registration requirements of the Securities Act pursuant to Section 4(2).

         In April 1999, the Company issued an aggregate of 76,620 contingent shares of Common Stock which were reserved for issuance effective December 15, 1997 to Drs. Pusateri (19,155), Cortelli (19,155), Sever (19,155) and Ramseur (19,155) in connection with the acquisition of Managed Health Services, Inc.

         In April 1999, the Company issued 14,300 shares to Florida Eye Care Associates, Inc. ("FECA") in connection with the Company's acquisition of substantially all of the assets of FECA.

         In June 1999, the Company issued 10,137 shares to Dr. Dyson in connection with the Company's acquisition of Dr. Dyson's practice.

         In June 1999, the Company issued 59,433 shares of its common stock to Richard L. Lindstrom, a director of the Company pursuant to a subscription agreement dated June 11, 1999.

         In June 1999, the Company issued 117,666 shares of its common stock to J.K.K. Holdings, LLP, which Jeffrey I. Katz, a director of the Company is a limited partner, pursuant to a subscription agreement dated June 11, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.  See Exhibit Index attached hereto.

(b) During the quarterly period ended June 30, 1999, the Company filed a report on Form 8-K on April 16, 1999 announcing the Company's delay in filing its Form 10-K for the year ended December 31, 1998, providing certain financial results and discussing business initiatives. The Company also filed a report on form 8-K on June 8, 1999, relating to two press releases filed by the Company concerning the end of the reconciliation process and the announcement of the results for the first quarter.

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

10.63 Subscription Agreement dated June 11, 1999 by and among J.K.K. Holdings, LLP and Vision Twenty-One, Inc.

10.64 Subscription Agreement dated June 11, 1999 by and among Richard L. Lindstrom and Vision Twenty-One, Inc.

27       Financial Data Schedule for June 30, 1999 (for SEC use only).

---------------

* Previously filed as an Exhibit in the Company filing identified in the footnote following the Exhibit Description and incorporated herein by reference.

         (1) Registration Statement on Form S-1 filed on June 13, 1997 (File No. 333-29213).

         (2)      Form 8-K filed February 10, 1998.

         (3)      Form 8-K filed July 10, 1998.

         (4)      Form 10-K filed June 18, 1999.

                                    SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Largo, State of Florida on August 13, 1999.


                                     VISION TWENTY-ONE, INC.
                                     Registrant


                                     /s/ Richard T. Welch
                                    --------------------------------------
                                    Richard T. Welch
                                    Chief Financial Officer (The Principal
                                    Accounting Officer and Duly Authorized
                                    Officer)