Form 10-Q
period 1999-09-30
VISION TWENTY ONE INC
filed 1999-11-15
CIK 1020258

===============================================================================


                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999

                                      OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934


For the transition period from ___________________ to ________________________


                        Commission file number: 0-22977


                            VISION TWENTY-ONE, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    FLORIDA                                 59-3384581
                    -------                                 ----------
        (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


              7360 BRYAN DAIRY ROAD
                  LARGO, FLORIDA                             33777
     ----------------------------------------              ----------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (727) 545-4300
                                                          --------------

                                 NOT APPLICABLE
         -------------------------------------------------------------
         (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)


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

         The registrant had 15,574,220 Shares outstanding as of October 31, 1999.

===============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                           ------------------------------     -------------------------------
                                                               1998             1999              1998               1999
                                                           ------------     -------------     -------------     -------------


Revenues:
  Clinic and surgery centers, net.......................   $ 15,968,978     $  23,250,516     $  43,157,666     $  68,071,274
  Managed care..........................................     14,379,291        14,488,818        41,199,585        42,739,276
  Buying group..........................................     16,301,282                --        45,630,108        19,154,456
                                                           ------------     -------------     -------------     -------------
 ........................................................     46,649,551        37,739,334       129,987,359       129,965,006
                                                           ------------     -------------     -------------     -------------
Operating expenses:
  Clinic and surgery center operating expenses..........     14,495,780        21,065,755        35,704,838        60,242,854
  Medical claims........................................     10,342,666        11,016,439        29,933,959        31,736,008
  Cost of buying group sales............................     15,515,651                --        42,955,721        18,257,963
  General and administrative............................      4,167,624         5,096,932        12,100,166        17,235,159
  Depreciation and amortization.........................      1,656,626         1,945,582         4,240,748         5,867,041
  Restructuring & other charges.........................             --           900,555                --           900,555
  Merger costs..........................................             --                --           508,443                --
  Start-up and software development costs...............        379,807           572,872           547,316         1,252,451
                                                           ------------     -------------     -------------     -------------
 ........................................................     46,558,154        40,598,135       125,991,191       135,492,031
                                                           ------------     -------------     -------------     -------------

Income (loss) from operations...........................         91,397        (2,858,801)        3,996,168        (5,527,025)
Interest expense........................................      1,418,682         1,538,688         2,874,209         4,528,826
Gain on sale of Block Buying Group......................             --                --                --          (511,063)
                                                           ------------     -------------     -------------     -------------
Income (loss) from continuing operations before income
   Taxes................................................     (1,327,285)       (4,397,489)        1,121,959        (9,544,788)
Income taxes............................................       (358,367)               --           302,929                --
                                                           ------------     -------------     -------------     -------------
Income (loss) from continuing operations................       (968,918)       (4,397,489)          819,030        (9,544,788)
Discontinued operations - (income) loss from operations.     (1,165,924)          582,311        (1,668,873)         (289,944)
Discontinued operations - loss on sale of Vision World
  And The Eye DRx.......................................                        8,621,571                           8,621,571
                                                           ------------     -------------     -------------     -------------
Income (loss) before extraordinary items................        197,006       (13,601,371)        2,487,903       (17,876,415)
Extraordinary item - gain on sale of Stein Optical......             --        (5,796,771)               --        (5,796,771)
Extraordinary item - early extinguishment of debt.......      1,250,322                --         1,647,512                --
                                                           ------------     -------------     -------------     -------------
Net income (loss).......................................   $ (1,053,316)    $  (7,804,600)    $     840,391     $ (12,079,644)
                                                           ============     =============     =============     =============



Earnings (loss) per common share:
  Income (loss from continuing operations                         $  (0.07)     $  (0.29)     $   0.06      $  (0.63)
  Discontinued operations - income (loss) from operations             0.08         (0.04)         0.12          0.02
  Discontinued  operations  - loss on sale of Vision World
    and The Eye DRx                                                     --         (0.56)           --         (0.57)
                                                                  --------      --------      --------      --------
  Income (loss) before extraordinary items                            0.01         (0.89)         0.18         (1.18)
  Extraordinary item - gain on sale of Stein Optical                    --          0.38            --          0.38
  Extraordinary item - early extinguishment of debt                  (0.08)           --         (0.12)           --
                                                                  --------      --------      --------      --------
Net earnings (loss) per common share                              $  (0.07)     $  (0.51)     $   0.06      $  (0.80)
                                                                  ========      ========      ========      ========

Earnings (loss) per common share - assuming dilution:
  Income (loss from continuing operations                         $  (0.07)     $  (0.29)     $   0.06      $  (0.63)
  Discontinued operations - income (loss) from operations             0.08         (0.04)         0.11          0.02
  Discontinued  operations - loss on sale of Vision World
    and The Eye DRx                                                     --         (0.56)           --         (0.57)
                                                                  --------      --------      --------      --------
  Income (loss) before extraordinary items                            0.01         (0.89)         0.17         (1.18)
  Extraordinary item - gain on sale of Stein Optical                    --          0.35            --          0.38
  Extraordinary item - early extinguishment of debt                  (0.08)           --         (0.11)           --
                                                                  --------      --------      --------      --------
Net earnings (loss) per common share - assuming dilution          $  (0.07)     $  (0.51)     $   0.06      $  (0.80)
                                                                  ========      ========      ========      ========


See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                   DECEMBER 31,     SEPTEMBER 30,
                                                                                                       1998             1999
                                                                                                  -------------     -------------
                                                                                                    (AUDITED)        (UNAUDITED)

                         ASSETS
Current Assets:
  Cash and cash equivalents ..................................................................    $   6,052,423     $   3,079,459
  Accounts receivable due from:
     Patients and buying group members, net ..................................................       17,143,261        11,293,815
     Managed Professional Associations .......................................................        3,028,117         4,057,928
     Managed health benefits payors ..........................................................        1,573,799           681,077
  Inventories ................................................................................        3,308,813         1,377,133
  Prepaid expenses and other current assets ..................................................        3,166,836         2,442,047
                                                                                                  -------------     -------------
         Total current assets ................................................................       34,273,249        22,931,459
Fixed assets, net ............................................................................       15,222,586        11,525,893
Intangible assets, net .......................................................................      132,232,027       102,738,839
Deferred income taxes ........................................................................        6,300,000         6,300,000
Other assets .................................................................................        2,561,717         1,358,606
                                                                                                  -------------     -------------
         Total assets ........................................................................    $ 190,589,579     $ 144,854,797
                                                                                                  =============     =============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................................................    $   6,951,099     $   2,104,025
  Accrued expenses ...........................................................................        6,279,213         7,394,187
  Medical claims payable .....................................................................        4,713,995         5,045,596
  Accrued compensation .......................................................................        3,716,787         4,623,116
  Accrued restructuring charge ...............................................................        2,796,000         2,268,700
  Current portion of long-term debt ..........................................................        2,143,149        49,836,547
  Current portion of obligations under capital leases ........................................          538,820           356,688
                                                                                                  -------------     -------------
         Total current liabilities ...........................................................       27,139,063        71,628,859

Deferred rent payable ........................................................................          253,258           201,540
Obligations under capital leases .............................................................          474,891           232,329
Long-term debt, less current portion .........................................................       81,217,396           600,000
Deferred leasehold incentive .................................................................          271,358                --
Deferred income taxes ........................................................................        7,512,000         7,512,000

Minority interest ............................................................................               --           346,424

Stockholders' equity:
   Preferred stock, $.001 par value; 10,000,000 shares authorized:  no shares issued .........               --                --
   Common stock, $.001 par value; 50,000,000 shares authorized; 15,067,025 (December 31, 1998)
      And 15,574,220 (September 30, 1999) shares issued and outstanding ......................           15,067            15,574
  Additional paid in capital .................................................................       89,196,292        92,859,901
  Common stock to be issued; 105,164 shares (December 31, 1998) ..............................        1,053,664                --
  Deferred compensation ......................................................................         (300,435)         (219,211)
  Notes receivable from officer ..............................................................         (172,984)         (172,984)
  Accumulated deficit ........................................................................      (16,069,991)      (28,149,635)
                                                                                                  -------------     -------------
         Total stockholders' equity ..........................................................       73,721,613        64,333,645
                                                                                                  -------------     -------------
         Total liabilities and stockholders' equity .........................................     $ 190,589,579     $ 144,854,797
                                                                                                  =============     =============



See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                                       NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                  ------------     ------------
                                                                                                       1998              1999
                                                                                                  ------------     ------------

OPERATING ACTIVITIES
Net income (loss).............................................................................    $    840,391     $(12,079,644)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Extraordinary charge - early extinguishment of debt .......................................       1,885,512               --
   Depreciation and amortization .............................................................       4,857,607        6,538,595
   Amortization of deferred leasehold incentive ..............................................         (12,666)         (29,240)
   Amortization of loan fees .................................................................         133,978          916,132
   Non-cash compensation expense .............................................................         120,249          487,240
   Amortization of deferred compensation .....................................................              --           81,224
   Gain on sale of Block Buying Group ........................................................              --         (511,063)
   Loss on sale of Retail Optical Chains .....................................................              --        2,824,800
   Changes in operating assets and liabilities, net of effects from business combinations:
     Accounts receivable, net ................................................................      (8,750,513)       5,155,058
     Inventories .............................................................................      (1,842,832)      (1,477,247)
     Prepaid expenses and other current assets ...............................................      (1,036,151)         521,317
     Other assets ............................................................................        (841,957)         853,793
     Accounts payable ........................................................................       3,473,978       (3,037,833)
     Accrued expenses ........................................................................       4,343,993       (3,623,754)
     Accrued compensation ....................................................................       1,498,207        2,879,320
     Accrued restructuring charge ............................................................              --         (527,300)
     Deferred rent payable ...................................................................              --          (51,718)
     Medical claims payable ..................................................................         260,332          331,601
     Due to/from Managed Professional Associations ...........................................       1,324,459       (1,086,567)
                                                                                                  ------------     ------------
          Net cash provided by (used in) operating activities ................................       6,254,587       (1,835,286)
INVESTING ACTIVITIES
Payments for fixed assets, net ...............................................................      (7,369,320)      (4,775,748)
Loans made....................................................................................        (209,882)              --
Payments for acquisitions, net of cash acquired...............................................     (38,587,381)        (843,763)
Payments for capitalized acquisition costs ...................................................      (3,203,097)        (138,221)
Net proceeds from sale of Block Buying Group .................................................              --        4,286,060
Net proceeds from sale of Retail Optical Chains ..............................................              --       32,564,338
                                                                                                  ------------     ------------
          Net cash provided by (used in) investing activities ................................     (49,369,680)      31,092,666
                                                                                                  ------------     ------------
FINANCING ACTIVITIES
Proceeds from long-term debt .................................................................      81,231,457               --
Payments on long- term debt ..................................................................     (27,176,397)              --
Proceeds from credit facility ................................................................              --        9,325,314
Payments on credit facility ..................................................................              --      (42,132,012)
Payments for financing fees ..................................................................      (2,649,248)        (632,019)
Payments on capital lease obligations and other debt .........................................              --         (535,572)
Payments to acquire treasury stock ...........................................................      (1,548,084)              --
Proceeds from sale of stock to directors .....................................................              --        1,062,848
Sale of detachable stock purchase warrants and exercise of stock options .....................         124,040          224,928
Proceeds from sale of stock issued under employee stock purchase plan ........................              --          109,745
Proceeds from sale of stock to minority interest .............................................              --          346,424
Decrease in notes receivable, officers and shareholders ......................................           2,500               --
Capital distribution .........................................................................        (245,548)              --
                                                                                                  ------------     ------------
          Net cash provided by (used in) financing activities ................................      49,738,720      (32,230,344)
                                                                                                  ------------     ------------

Increase (decrease) in cash and cash equivalents .............................................       6,623,627       (2,972,964)
Cash and cash equivalents at beginning of period .............................................       4,048,358        6,052,423
                                                                                                  ------------     ------------
Cash and cash equivalents at end of period ...................................................    $ 10,671,985     $  3,079,459
                                                                                                  ============     ============

See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                               SEPTEMBER 30, 1999

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

         Operating results for the nine months ended September 30, 1999 are not necessarily an indication of the results that may be expected for the year ending December 31, 1999.

RECLASSIFICATION

         Certain prior period amounts have been reclassified to conform to the current period presentation.

2.       EARNINGS (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted earnings (loss) per share for income (loss) from continuing operations:


                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                  --------------------------------     ---------------------------
                                                      1998              1999              1998            1999
                                                  ------------     ---------------     -----------    ------------
Numerator:
   Numerator for basic and diluted  earnings
   (loss) per share-income (loss) available to
   common stockholders .......................    $   (968,918)    $    (4,397,489)    $   819,030    $ (9,544,788)
Denominator:
   Denominator for basic earnings (loss) per
   share-weighted average shares .............      14,592,694          15,366,981      14,218,838      15,169,180
                                                  ------------     ---------------     -----------    ------------
Effect of dilutive securities:
   Stock options .............................              --                  --         150,132              --
   Warrants ..................................              --                  --         125,403              --
   Nonvested stock ...........................              --                  --          80,399              --
   Contingent shares .........................              --                  --              --              --
                                                  ------------     ---------------     -----------    ------------
Dilutive potential common shares .............              --                  --         355,934              --
                                                  ------------     ---------------     -----------    ------------
  Denominator for diluted earnings (loss) per
   share-adjusted weighted average shares and
   assumed conversions .......................      14,592,694          15,366,981      14,574,772      15,169,180
                                                  ============     ===============     ===========    ============
Basic earnings (loss) per common share .......    $      (0.07)    $         (0.29)    $      0.06    $      (0.63)
                                                  ============     ===============     ===========    ============
Diluted earnings (loss) per common share .....    $      (0.07)    $         (0.29)    $      0.06    $      (0.63)
                                                  ============     ===============     ===========    ============


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

4.       DISCONTINUED OPERATIONS - SALE OF RETAIL OPTICAL CHAINS

         Effective August 31, 1999, the Company completed the sale of Vision World, Stein Optical and The Eye DRx, (the "Retail Optical Chains") to Eye Care Centers of America, Inc. ("ECCA"). ECCA is based in San Antonio, Texas and operates a national chain of full-service retail optical stores. In connection with this transaction, the Company received approximately $37.3 million in cash with the final price subject to post closing adjustments. Of the proceeds the Company received at closing, $30.8 million was applied as a permanent pay down of its term debt credit facility, $2.8 million was paid down under its ongoing $7.5 million revolving credit facility, $2.4 million was used for costs and other obligations related to the transaction, and $1.3 million was utilized to fund an escrow agreement between the parties relative to terms under the agreement. The Company recorded a combined loss of approximately $2.8 million, subject to post closing adjustments. The post closing audit has been substantially completed and the Company is currently in discussions with ECCA regarding the post closing adjustments. Based upon its initial analysis, the Company has accrued $3.6 million, in excess of the amount held in escrow, with respect to such post closing adjustments. While the sale of the Retail Optical Chains will reduce the Company's revenues, the repayment of outstanding borrowings has reduced the Company's debt and is expected to reduce the related interest expense and impact the Company's future capital resources.

         The operating results of the Retail Optical Chains have been reported separately as discontinued operations in the Condensed Consolidated Statements of Operations for 1998 and 1999. The Company has allocated a portion of its interest expense to discontinued operations based on the net assets attributed to those operations. Interest expense of approximately $0.4 million and $0.2 million was allocated to discontinued operations for the three months ended September 30, 1998 and 1999, respectively. Interest expense of approximately $0.6 million and $1.0 million was allocated to discontinued operations for the nine months ended September 30, 1998 and 1999, respectively. Additionally, in conjunction with the permanent paydown of term debt of the Company's credit facility, approximately $0.7 million of capitalized loan costs were expensed and allocated to discontinued operations.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)


5.       RESTRUCTURING PLAN

         For the year ended December 31, 1998, management of the Company committed to and commenced the implementation of a restructuring plan (the "Restructuring Plan"), that was designed to facilitate the transformation of the Company into an integrated eye care company. The Restructuring Plan initiatives, which are comprised of a number of specific projects, are designed to position the Company to take full operational and economic advantage of recent acquisitions. The Restructuring Plan will enable the Company to complete the consolidation and deployment of necessary infrastructure for the future, optimize and integrate certain assets and exit certain markets. The initiatives to be undertaken as part of the Restructuring Plan include the integration of managed care service centers and business lines, the consolidation of retail back office functions and the consolidation of certain corporate functions. The Restructuring Plan resulted in a restructuring charge of approximately $2.8 million for the year ended December 31, 1998 and was comprised of severance costs of approximately $1.9 million and facility and lease termination costs of approximately $0.9 million. For the nine months ended September 30, 1999, the Company utilized approximately $0.7 million of this charge, related to severance payments.

         The Company has retained its 1998 accrual for severance related to the costs originally estimated and has recorded an additional accrual of approximately $0.5 million for severance. A further accrual of approximately $0.4 million for severance has been recorded as a result of the termination of one of the Company's executive officers in August 1999. The 1998 accrual for lease termination costs was primarily based on the consolidation of retail back office functions. The sale of the Company's Retail Optical Chains resulted in a change in estimate of the restructuring accrual, requiring the reversal of approximately $0.9 million. During 1999, the Company determined that there were additional facilities that would be vacated as a result of the consolidation of managed care service centers and other office locations, which resulted in an accrual of approximately $0.2 million.

         As a result of the above, the Company recorded a restructuring charge of $0.2 million in the third quarter. The reserve for the Restructuring Plan was approximately $2.3 million at September 30, 1999, consisting of approximately $2.1 million for severance and approximately $0.2 million for lease termination costs.

         Other charges included in Restructuring and other charges in the condensed consolidated statements of operations for the three months and the nine months ended September 30, 1999 include approximately $0.2 million of professional fees associated with the Restructuring Plan, $0.4 million for losses expected to be incurred under one of the Company's managed care plans and other charges of $0.1 million.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)


6.       LITIGATION

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

         On April 21, 1999, the cases were consolidated and one plaintiffs group was appointed lead plaintiff by judicial order on May 6, 1999. This uncertified consolidated class action seeks to hold the Company and two of its officers who are also directors as well as a former officer liable for alleged federal securities law violations based upon alleged misstatements and omissions in analyst reports, trade journal articles, press releases and filings with the Securities and Exchange Commission.

         Pursuant to judicial orders, the lead plaintiffs filed an amended consolidated complaint on August 14, 1999. The Defendants filed a motion to dismiss the amended consolidated complaint on October 15, 1999. The Company believes that it has substantial defenses to this matter and intends to assert them vigorously. Management of the Company is unable to determine the impact, if any, that the resolution of the aforementioned uncertified consolidated class action lawsuit will have on the financial position or results of operations of the Company. While it is impossible to predict the outcome or impact of such litigation, management believes this litigation is without merit and intends to vigorously defend the lawsuit.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                  (CONTINUED)

7.       SEGMENT REPORTING

         The Company identifies reportable segments based on management responsibility for the strategic business units that offer different products and services. The segments are managed separately based on the fundamental differences in their operations. The Company's operations have been classified into four segments: clinical and surgery centers, retail optical, managed care and buying group. The clinical and surgery centers segment includes all activity related to managing optometry and ophthalmology practices, refractive surgery centers and ambulatory surgical centers. The retail optical segment includes the operations of the Company's Retail Optical Chains which were sold effective August 31, 1999. The managed care segment includes the operations consisting primarily of Block Vision, Maryland Eye Care and Vision 21 Managed EyeCare of Tampa Bay, Inc. The buying group segment includes the operations of Block Buying Group which was sold effective April 30, 1999. The corporate segment includes general and administrative expenses associated with the operations of the Company's corporate and regional offices and expenses not allocated to reportable segments.

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


                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                          1998            1999              1998             1999
                                     ------------     ------------     -------------     -------------

Revenues:
     Clinical and surgery centers    $ 15,968,978     $ 23,250,516     $  43,157,666     $  68,071,274
     Retail optical chains ......      15,220,404       11,111,607        29,881,768        41,492,171
     Managed care ...............      14,379,291       14,488,818        41,199,585        42,739,276
     Buying group ...............      16,301,282               --        45,630,108        19,154,456
                                     ------------     ------------     -------------     -------------
        Total segments ..........      61,869,955       48,850,941       159,869,127       171,457,177
     Corporate ..................              --               --                --                --
                                     ------------     ------------     -------------     -------------
Total revenues ..................    $ 61,869,955     $ 48,850,941     $ 159,869,127     $ 171,457,177
                                     ============     ============     =============     =============

Segment Profit (Loss):
     Clinical and surgery centers    $  1,659,768     $  2,184,760     $   8,036,700     $   7,828,420
     Retail optical chains ......       2,254,174          559,268         3,519,953         4,262,629
     Managed care (a) ...........       1,274,998        1,269,403         3,503,677         4,700,977
     Buying group  (b) ..........       1,181,338               --         2,674,387           896,493
                                     ------------     ------------     -------------     -------------
        Total segments ..........       6,370,278        4,013,431        17,734,717        17,688,519
     Corporate ..................      (1,988,274)      (2,893,955)       (4,922,089)       (9,712,441)
                                     ------------     ------------     -------------     -------------
Total segment profit (loss) .....    $  4,382,004     $  1,119,476     $  12,812,628     $   7,976,078
                                     ============     ============     =============     =============



(a) Managed Care segment profit includes general and administrative expenses related to the Buying Group which the Company is unable to separately identify from the general and administrative expenses of Block Vision.

(b) Buying Group profit represents the gross profit from the sale of optical products excluding the expenses referenced in (a) above.

          VISION TWENTY-ONE, INC. AND SUBSIDIARIES NOTES TO CONDENSED
                CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                      DECEMBER 31, 1998    SEPTEMBER 30, 1999
                                      -----------------    ------------------

Total assets:
     Clinical and surgery centers        $ 23,634,324        $ 28,376,472
     Retail optical chains ......          11,871,486                  --
     Managed care ...............           6,141,893           4,843,851
     Buying group ...............           6,288,923                  --
                                         ------------        ------------
        Total segments ..........          47,936,626          33,220,323
     Corporate ..................         142,652,953         111,634,474
                                         ------------        ------------
Total assets (c) ................        $190,589,579        $144,854,797
                                         ============        ============




(c) Total assets have decreased from December 31, 1998 to September 30, 1999 due to the Company's sale of its Retail Optical Chains and the Block Buying Group.


8.       SUBSEQUENT EVENTS

         The Company's Board of Directors voted to explore a number of strategic alternatives intended to maximize shareholder value. There has been a great deal of interest generated since the announcement by the Company of the proposed convertible preferred stock transaction with MedEquity Investors and Chase Capital Partners. These inquiries from other third parties range from a possible sale of the entire Company to the possible sale of certain business units. The Company's Board is focusing on these strategic alternatives at this time, and while the specific stock transaction with MedEquity Investors and Chase Capital Partners is not likely to be pursued, the parties continue to analyze various ways to jointly pursue the strategic options available to Vision Twenty-One. The Company has engaged PaineWebber Incorporated as financial advisor in conjunction with assessing its current strategic alternatives.

         Exit from Physician Practice Management Business - On October 25, 1999, the Company announced the development of a plan to substantially exit the business of managing optometry and ophthalmology practices. This represents a crucial step in the Company's strategy of redirecting its corporate resources towards the development of refractive eye laser and surgery initiatives in these same markets. The Company expects the majority of the affected physicians to continue to be part of the Vision Twenty-One national eye care delivery network and/or participate in its eye laser and surgery center initiatives. The exit of the physician practice management ("PPM") business is expected to be accomplished through the sale of the practice assets back to the physicians or affiliates, the restructuring of the individual operating models to focus substantially on refractive surgery, and the discontinuation of select managed care contracts that are not consistent with the Company's business plan. The Company expects to record a restructuring charge of up to $35 million in the fourth quarter, related to the sale of practice assets. If successful, the Company could receive back and retire up to three million shares of its Common Stock in connection with the transactions.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL OVERVIEW

         Vision Twenty-One, Inc. (the "Company") has historically developed and managed local area eye care delivery systems ("LADSsm") in 40 markets. LADS involve contractual affiliations with local optometrists and ophthalmologists (the "Affiliated Providers") to provide primarily vision care and refractive surgery at independent or company-owned clinics and surgery centers. Additionally, the Company has developed retail distribution channels for its LADS through owning or affiliating with retail optical chains, and developed managed care distribution channels for its LADS through contracting with local health plans and other third party payors.

         The Company began operations in 1984, providing services to seven optometrists practicing at eight clinic locations. The Company currently provides its services to 40 local area eye care delivery systems ("LADSsm") through which approximately 5,800 Affiliated Providers deliver eye care services. Of these Affiliated Providers, 218 are Managed Providers, consisting of 170 optometrists and 48 ophthalmologists practicing at 175 clinic locations, 12 ambulatory surgical centers ("ASCs") and nine refractive surgery centers ("RSCs"). In addition, the Company has over 7,000 eye care professionals available for potential managed care business in future markets. The Company's Affiliated Providers, in conjunction with select national retail optical chains, deliver eye care services under the Company's 103 managed care contracts and 12 discount fee-for-service plans covering over 5.0 million exclusively contracted patient lives.

         Through the third quarter of 1998, the Company's primary focus had been on aggressively developing LADS and expanding LADS to new markets through acquisitions in order to provide for a complete continuum of easily accessible, high quality and affordable eye care services. This strategy of growth through acquisitions positioned the Company in its principal markets. The Company believes that there are significant internal growth and development opportunities available within existing LADS and as a result, in the last quarter of 1998 and thus far in 1999, the Company has slowed down its acquisition pace. Among other things, the Company has planned to focus on vision care including opening new de novo clinics and surgery centers and expanding managed care initiatives with a primary focus on expanding its refractive surgery programs to take advantage of the significantly increased demand for refractive surgery. Furthermore, the Company has focused on completing the integration of systems, processes and management with the goal of achieving significant cost savings in the future.

         The Company's refractive surgery initiatives add additional complimentary business to its LADs. Refractive surgery procedures for the third quarter of 1999 increased to 4,719 from 2,051 for the third quarter of 1998. During 1999, the Company announced the opening of four new refractive surgery facilities located in Arizona, New Jersey and Minnesota. By the end of the year, the Company expects to be operating twelve refractive surgery centers and in the year 2000 the Company plans on adding 18 refractive surgery centers. In most refractive surgery centers, the Company expects to own approximately a majority ownership interest.

         The Company's Board of Directors voted to explore a number of strategic alternatives intended to maximize shareholder value. There has been a great deal of interest generated since the announcement by the Company of the proposed convertible preferred stock transaction with MedEquity Investors and Chase Capital Partners. These inquiries from other third parties range from a possible sale of the entire Company to the possible sale of certain business units. The Company's Board is focusing on these strategic alternatives at this time, and while the specific stock transaction with MedEquity Investors and Chase Capital Partners is not likely to be pursued, the parties continue to analyze various ways to jointly pursue the strategic options available to Vision Twenty-One. The Company has engaged PaineWebber Incorporated as financial advisor in conjunction with assessing its current strategic alternatives.

         The Company has concentrated on developing its LADs since late 1997. Over the past several quarters, the Company has been analyzing certain business units within such LADs and assessing the long-term strategic value of each existing component. Effective August 31, 1999, the Company completed the sale of Vision World, Stein Optical and The Eye DRx (the "Retail Optical Chains"), to Eye Care Centers of America, Inc. ("ECCA"). ECCA is based in San Antonio, Texas and operates a national chain of full-service retail optical stores. In connection with this transaction, the Company received approximately $37.3 million in cash with the final price subject to post closing adjustments. Of the proceeds the Company received at closing, $30.8 million was applied as a permanent pay down of its term debt credit facility, $2.8 million was paid down under its ongoing $7.5 million revolving credit facility, $2.4 million was used for costs and other obligations related to the transaction, and $1.3 million was utilized to fund an escrow agreement between the parties relative to terms under the agreement. The Company recorded a combined loss of approximately $2.8 million, subject to post closing adjustments. The post closing audit has been substantially completed and the Company is currently in discussions with ECCA regarding the post closing adjustments. Based upon its initial analysis, the Company has accrued an additional $3.6 million, in excess of the amount held in escrow, with respect to such post closing adjustments. While the sale of the Retail Optical Chains has reduced the Company's revenues, the repayment of outstanding borrowings has have reduced the Company's debt and have reduced the related interest expense.

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

         On October 25, 1999, the Company announced the development of a plan to substantially exit the business of managing optometry and ophthalmology practices. This represents a crucial step in the Company's strategy of redirecting its corporate resources towards the development of refractive eye laser and surgery initiatives in these same markets. The Company expects the majority of the affected physicians to continue to be part of the Vision Twenty-One national eye care delivery network and/or participate in its eye laser and surgery center initiatives. The exit of the physician practice management ("PPM") business is expected to be accomplished through the sale of the practice assets back to the physicians or affiliates, the restructuring of the individual operating models to focus substantially on refractive surgery, and the discontinuation of select managed care contracts that are not consistent with the Company's business plan. The Company expects to record a restructuring charge of up to $35 million in the fourth quarter, related to the sale of practice assets. If successful, the Company could receive back and retire up to three million shares of its Common Stock in connection with the transactions. Completion of this exit plan is contingent upon approval of the banks under its credit facility.

         As a result of the changes occurring in the Company's business, including but not limited to the divestiture of large business units, the shift in operating focus, changes in the Company's managed care business, the Company's planned exit of the PPM business, issues related to the Company's accessability to future working capital and as a result of the evaluation by the Board of strategic alternatives, the overall results should not necessarily be relied upon as being indicative of future operating performance.

ADDITIONAL OVERVIEW

         The Company historically entered into long-term management agreements ("Management Agreements") with the professional associations or corporations ("Managed Professional Associations") pursuant to which the Company is the sole provider of comprehensive management, business and administrative services for the non-professional aspects of the professional practices which obligate the Company to provide certain facilities, equipment, accounting services, purchasing, assistance in managed care, contract negotiations, management and clinical personnel information systems, training and billing and collection services. Under substantially all of the Company's management Agreements, management fees utilized in management relationships (i) with ophthalmology practices range from 20% to 37% of the Managed Professional Association's gross revenues after deducting from such revenues all expenses of the clinic other than those related to shareholders of the Managed Professional Associations, and (ii) with optometrists range from 50% to 87% of gross revenues of a practice and the Company is required to pay generally all of the expenses at the clinic with the exception of professional salaries and benefits. The practice management fees earned by the Company pursuant to these Management Agreements fluctuate depending on variances in clinic revenues and expenses of the Managed Professional Association. The Managed Professional Association derive their revenues from fees received for the use of ASCs and sales of optical goods. The Managed Professional Associations currently receive revenues from a combination of sources, including capitation payments from managed care companies and government funded reimbursements (Medicare and Medicaid).

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

         The Company completed the acquisition of Vision World, Inc. ("Vision World"), a retail optical chain located in Minneapolis, Minnesota, effective June 30, 1998. Vision World consists of 38 retail clinics and 30 optometrists. In connection with this transaction, the Company paid $16.1 million in cash, net of cash acquired. Vision World was sold effective August 31, 1999.

         In March 1998, the Company completed a transaction with EyeCare One Corp. ("EyeCare One") and Vision Insurance Plan of America, Inc. ("VIPA"). EyeCare One was the parent company of Stein Optical which operates 16 optometric retail locations in Milwaukee, Wisconsin. VIPA holds a single service insurance license and delivers vision care benefits to approximately 19,000 patient lives in Wisconsin. These transactions were accounted for by the Company as a pooling of interests. The costs of approximately $718,000 incurred in connection with these transactions were charged to expense. In connection with these transactions, the Company issued 1,109,806 shares of Common Stock, valued at approximately $10.5 million. Stein Optical was sold effective August 31, 1999.

         In January 1998, the Company completed the acquisition of The Eye DRx, a retail optical chain of 19 retail clinics located in Bloomfield, New Jersey. In connection with this transaction, the Company paid $7.2 million in cash and issued 522,600 shares of Common Stock. In conjunction with this acquisition, the Company entered into Management Agreements with the Managed Professional Associations' stockholders. The Eye DRx was sold effective August 31,1999.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total revenues, certain items in the Company's statement of operations for the periods indicated. As a result of the 1998 Acquisitions, the sale of the Company's Retail Optical Chains, the Company's planned exit of the PPM business, expenses in connection with the finalization of the accounting reconciliation completed in the second quarter of fiscal 1999, and restructuring and other charges recorded in the third fiscal quarter of 1999, the Company does not believe that the historical percentage relationships for the three months and the nine months ended September 30, 1998 and 1999 reflect the Company's expected future operations.


                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                         ----------------      ----------------
                                                         1998       1999       1998       1999
                                                         -----      -----      -----      -----
Revenues:
  Clinic and surgery centers, net .................       34.2%      61.6%      33.2%      52.4%
  Managed care ....................................       30.8       38.4       31.7       32.9
  Buying group ....................................       35.0         --       35.1       14.7
                                                         -----      -----      -----      -----
         Total revenues ...........................      100.0      100.0      100.0      100.0
                                                         -----      -----      -----      -----

Operating expenses:
  Clinic and surgery center operating
    Expenses ......................................       31.1       55.8       27.5       46.4
  Medical claims ..................................       22.2       29.2       23.0       24.4
  Cost of buying group sales ......................       33.2         --       33.0       14.0
  General and administrative ......................        8.9       13.5        9.3       13.3
  Depreciation and amortization ...................        3.6        5.2        3.3        4.5
  Restructuring & other charges ...................         --        2.4         --        0.7
  Merger costs ....................................         --         --        0.4         --
  Start-up and software development costs .........        0.8        1.5        0.4        1.0
                                                         -----      -----      -----      -----
         Total operating expenses .................       99.8      107.6       96.9      104.3
                                                         -----      -----      -----      -----

Income (loss) from operations .....................        0.2       (7.3)       3.1       (4.3)
Interest expense ..................................        3.0        4.1        2.2        3.5
Gain on sale of Block Buying Group ................         --         --         --       (0.4)
                                                         -----      -----      -----      -----
Income (loss) from continuing operations ..........       (2.8)     (11.7)       0.9       (7.4)
   Before income taxes
Income taxes ......................................       (0.8)        --        0.2         --
                                                         -----      -----      -----      -----
Income (loss) from continuing operations ..........       (2.0)     (11.7)       0.7       (7.4)
Discontinued operations - (income) loss ...........       (2.5)       1.5       (1.3)       0.2
Discontinued operations - loss on sale ............         --       22.8         --        6.6
                                                         -----      -----      -----      -----
Income (loss) before extraordinary items ..........        0.5      (36.0)       2.0      (13.8)
Extraordinary item - gain on sale .................         --      (15.4)        --       (4.5)
Extraordinary item - early extinguishment .........        2.7         --        1.3         --
                                                         -----      -----      -----      -----
         Net income (loss) ........................       (2.2)%    (20.6)%      0.7%      (9.3)%
                                                         =====      =====      =====      =====
Medical claims ratio ..............................       71.9%      76.0%      72.7%      74.3%
                                                         =====      =====      =====      =====


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Revenues decreased 19% from $46.7 million for the three months ended September 30, 1998 to $37.7 million for the three months ended September 30, 1999. This decrease was primarily due to the Company's sale of the Block Buying Group, offset by an increase in clinic and surgery center net revenues attributable to the 1998 Acquisitions and to internal growth. Managed care revenues on a comparable basis increased 7% over 1998. The sale of the Company's Retail Optical Chains and Block Buying Group discussed above is expected to reduce the Company's revenue in the short-term. The Company plans to focus on vision care including opening new de novo clinics and surgery centers and expanding managed care initiatives with a primary focus on expanding its refractive surgery programs to take advantage of the significantly increased demand for refractive surgery. Additionally, the Company's strategic alliance with ECCA discussed above is expected to expand the number of markets in which the Company is able to provide refractive surgery.

         Clinic and Surgery Center Operating Expenses. Clinic and surgery center operating expenses increased 45% from $14.5 million for the three months ended September 30, 1998 to $21.1 million for the three months ended September 30, 1999. Clinic and surgery center operating expenses consist of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, and other general and administrative costs related to the operation of clinics and ASCs. This increase was primarily caused by the 1998 Acquisitions.

         Medical Claims. Medical claims expense increased 7% from $10.3 million for the three months ended September 30, 1998 to $11.0 million for the three months ended September 30, 1999. The Company's medical claims ratio increased from 71.9% for the three months ended September 30, 1998 to 76.0% for the three months ended September 30, 1999. The increase was caused by poor performance of one of the Company's managed care contracts. The Company has given notice to terminate the contract effective December 31, 1999. As noted above, the Company recorded a charge of approximately $0.4 million for losses expected to be incurred under this managed care contract. This charge is included in Restructuring & other charges. Medical claims expense consists of payments by the Company to its Affiliated Providers for vision care wellness services, medical and surgical eye care services and facility services. These payments are based on fixed payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules.

         Cost of Buying Group Sales. Cost of buying group sales were incurred by the Company as a result of its acquisition of Block Vision in 1998. The cost of buying group sales in 1998 consists of the costs of various optical products which are shipped directly to the providers of eye care services. As noted above, the Company completed the sale of the Block Buying Group during the second quarter.

         General and Administrative. General and administrative increased 22% from $4.2 million for the three months ended September 30, 1998 to $5.1 million for the three months ended September 30, 1999. General and administrative expenses primarily consist of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters and its managed care service centers. As a percentage of revenues, general and administrative expenses increased from 8.9% for the three months ended September 30, 1998 to 13.5% for the three months ended September 30, 1999. This increase was primarily due to the effects of the Company's Restructuring Plan not yet realized in the third quarter.

         Depreciation and Amortization. Depreciation and amortization expense increased from $1.7 million for the three months ended September 30, 1998 to $1.9 million for the three months ended September 30, 1999. As a percentage of revenues, depreciation and amortization expense increased from 3.6% for the three months ended September 30, 1998 to 5.2% for the three months ended September 30, 1999.

         Restructuring & Other Charges. Restructuring and other charges consist of a net restructuring charge of $0.2 million, professional fees of $0.2 million associated with the Company's Restructuring

Plan discussed above, approximately $0.4 million for losses expected to be incurred under one of the Company's managed care plans and other charges of $0.1 million.

         Start-up and software development costs. For the three months ended September 30, 1998 and 1999, start-up costs relate to start-up activities associated primarily with refractive surgery centers and initiatives. Start-up costs are expected to increase throughout 1999. For the three months ended September 30, 1998, software development costs are associated with the Company's implementation of the Great Plains accounting software system.

         Interest Expense. Interest expense increased 8% from $1.4 million for the three months ended September 30, 1998 to $1.5 million for the three months ended September 30, 1999. As stated above, the Company's repaid approximately $30.8 million of the outstanding term debt under its credit facility as a result of the sale of its Retail Optical Chains on August 31, 1999. Interest expense is expected to be significantly reduced through the remainder of 1999.

         Discontinued Operations. Discontinued operations represents the income/loss from the Company's Retail Optical Chains discussed above. Income from discontinued operations for the three months ended September 30, 1998 represents the results of operations of the Company's Retail Optical Chains for three months. Loss from discontinued operations for the three months ended September 30, 1999 represents the results of operations of the Company's Retail Optical Chains for two months, as the Retail Optical Chains were sold effective August 31, 1999. Additionally, as noted above, the Company has allocated a portion of its interest expense to discontinued operations based on the net assets attributed to those operations.

         The Company recorded a net loss on the sale of Vision World and The Eye DRx of $8.6 million subject to post closing adjustments. The gain on the sale of Stein Optical of $5.8 million has been classified as an extraordinary item, as the acquisition was accounted for as a pooling of interests.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Revenues remained relatively constant at $130.0 million for the nine months ended September 30, 1998 and 1999. Clinic and surgery center net revenues increased due to the 1998 Acquisitions and to internal growth. Buying group revenue decreased due to the sale of the Block Buying Group in June 1999. Managed care revenues on a comparable basis increased 4% over 1998. The sale of the Company's Retail Optical Chains and Block Buying Group discussed above is expected to reduce the Company's revenue in the short-term. The Company plans to focus on vision care including opening new de novo clinics and surgery centers and expanding managed care initiatives with a primary focus on expanding its refractive surgery programs to take advantage of the significantly increased demand for refractive surgery. Additionally, the Company's strategic alliance with ECCA discussed above is expected to expand the number of markets in which the Company is able to provide refractive surgery.

         Clinic and Surgery Center Operating Expenses. Clinic and surgery center operating expenses increased 69% from $35.7 million for the nine months ended September 30, 1998 to $60.2 million for the nine months ended September 30, 1999. Clinic and surgery center operating expenses consist of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, and other general and administrative costs related to the operation of clinics and ASCs. This increase was primarily caused by the 1998 Acquisitions.

         Medical Claims. Medical claims expense increased 6% from $29.9 million for the nine months ended September 30, 1998 to $31.7 million for the nine months ended September 30, 1999. The Company's medical claims ratio increased from 72.7% for the nine months ended September 30, 1998 to 74.3% for the nine months ended September 30, 1999. The increase was caused by poor performance of one of the Company's managed care contracts. As noted above, the Company recorded a charge of approximately $0.4 million for losses expected to be incurred under this managed care contract. This charge is included in Restructuring & other charges. Medical claims expense consists of payments by the Company to its Affiliated Providers for vision care wellness services, medical and surgical eye care services and facility services. These payments are based on fixed payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules.

         Cost of Buying Group Sales. Cost of buying group sales were incurred by the Company as a result of its acquisition of Block Vision in 1998. The cost of buying group sales consists of the costs of various optical products which are shipped directly to the providers of eye care services. As noted above, the Company completed the sale of the Block Buying Group during the second quarter.

         General and Administrative. General and administrative increased 42% from $17.2 million for the nine months ended September 30,1998 to $17.2 million for the nine months ended September 30,1999. General and administrative expenses primarily consist of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters and its managed care service centers. As a percentage of revenues, general and administrative expenses increased from 9.3% for the nine months ended September 30, 1998 to 13.3% for the nine months ended September 30, 1999. This increase was primarily due to $0.9 million of professional fees in connection with the finalization of the Company's previously announced accounting reconciliation and to the effects of the Company's Restructuring Plan not yet realized in the third quarter.

         Depreciation and Amortization. Depreciation and amortization expense increased from $4.2 million for the nine months ended September 30, 1998 to $5.9 million for the nine months ended September 30, 1999. As a percentage of revenues, depreciation and amortization expense increased from 3.3% for the three months ended September 30, 1998 to 4.5% for the nine months ended September 30, 1999.

         Restructuring & Other Charges. Restructuring and other charges consist of a net restructuring charge of $0.2 million, professional fees of $0.2 million associated with the Company's Restructuring Plan discussed above, approximately $0.4 million for losses expected to be incurred under one of the Company's managed care plans and other charges of $0.1 million.

         Merger costs. Merger costs were incurred as a result of the 1998 EyeCare One pooling of interests and consisted primarily of professional fees.

         Start-up and software development costs. For the nine months ended September 30, 1998 and 1999, start-up costs relate to start-up activities associated primarily with refractive surgery centers and initiatives. These costs are expected to increase throughout 1999. For the nine months ended September 30, 1998, software development costs are associated with the Company's implementation of the Great Plains accounting software system.

         Interest Expense. Interest expense increased 58% from $2.9 million for the nine months ended September 30, 1998 to $4.5 million for the nine months ended September 30, 1999. The increase was caused by an increase in interest rates and an increase in the average debt outstanding for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1999. As stated above, the Company's repaid approximately $30.8 million of the outstanding term debt under its credit facility as a result of the sale of its Retail Optical Chains on August 31, 1999. Interest expense is expected to be significantly reduced through the remainder of 1999.

         Gain on Sale of Block Buying Group. In connection with the sale of the Block Buying Group, the Company realized a gain of $0.5 million.

         Discontinued Operations. Discontinued operations represents the income from the Company's Retail Optical Chains discussed above. Income from discontinued operations for the nine months ended September 30, 1998 represents the results of operations for the Company's Retail Optical Chains for nine months. Loss from discontinued operations for the nine months ended September 30, 1999 represents the results of operations for the Company's Retail Optical Chains for eight months, as the Retail Optical Chains were sold effective August 31, 1999. Additionally, as noted above, the Company has allocated a portion of its interest expense to discontinued operations based on the net assets attributed to those operations.

         The Company recorded a net loss on the sale of Vision World and The Eye DRx of $8.6 million subject to post closing adjustments. The gain on the sale of Stein Optical of $5.8 million has been classified as an extraordinary item, as the acquisition was accounted for as a pooling of interests.


LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings and private debt and equity financings. Net cash provided by (used in) operating activities for the nine months ended September 30, 1998 and 1999 was $6.3 million and $1.7 million, respectively. The Company experiences increases in certain balance sheet accounts which result primarily from normal working capital needs.

         Net cash used in investing activities for the nine months ended September 30, 1998 was $49.4 million, and primarily resulted from the payments for acquisitions, including capitalized acquisition costs. Net cash provided by investing activities for the nine months ended September 30, 1999, was $31.1 million, and primarily resulted from the sale of the Company's Retail Optical Chains, and sale of its Block Buying Group. This was offset by purchases of medical equipment and office furniture related to the Company's new laser surgery centers as well as purchases in the normal course of business.

         Net cash provided by financing activities for the nine months ended September 30, 1998 was $49.7 million and was attributable to debt and equity financings and higher levels of institutional borrowings to support the Company's internal expansion and acquisition activities. Net cash used in financing activities for the nine months ended September 30, 1999 was $32.2 million and was primarily attributable to payments on the Company's credit facility, as a result of the sale of the Block Buying Group and the Company's Retail Optical Chains.

         On January 30, 1998, the Company entered into a five-year, $50.0 million bank credit agreement (the "Credit Agreement") with the Bank of Montreal as agent (the "Agent") for a consortium of banks. The Credit
Agreement, which matures in January 2003, provided the Company with a revolving credit facility component in an aggregate amount of up to $10.0 million and a term loan component in an aggregate amount of up to $40.0 million. The Credit Agreement is secured by a pledge of the stock of substantially all of the Company's subsidiaries and the assets of the Company and certain of its subsidiaries and is guaranteed by certain of the Company's subsidiaries. The Credit Agreement contains negative and affirmative covenants and agreements which place restrictions on the Company regarding disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as requiring the maintenance of certain financial ratios. The interest rate on the Credit Agreement is, at the option of the Company, either (i) the London InterBank Offered Rate plus an applicable margin rate, (ii) the greater of (a) the Agent's prime commercial rate or (b) the "federal funds" rate plus 0.5% , or (iii) a fixed rate loan as determined by the Agent at each time of borrowing. At the closing of the Credit Agreement the Company used approximately $26.9 million of its available borrowing to repay the outstanding balance under the Company's Bridge Credit Facility with Prudential Credit and related accrued interest and transaction costs.

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

         On February 23, 1999, the Company entered into an amendment to the Restated Credit Agreement (the "First Amendment"). The First Amendment provided a $50.0 million term loan maturing in June 2005 with quarterly principal payments of one percent beginning in June 1999, a $20.0 million term loan maturing in June 2003 with quarterly principal payments of approximately $1.3 million beginning in September 2000, a $12.5 million term loan which was to be utilized for acquisitions and capital expenditures maturing in June 2003, and a $7.5 million revolving facility maturing in June 2003. The First Amendment also revised certain of the covenants and included a slightly higher margin spread on the seven-year term portion. Other terms and conditions were substantially the same as the Restated Credit Agreement. On June 11, 1999, the Company entered into a second amendment to the Restated Credit Agreement (the "Second Amendment" and together with the Restated Credit Agreement and the First Amendment, the "Amended Credit Agreement"). The Second Amendment principally revised certain financial covenants in connection with the credit facility which the Company was previously unable to meet and resulted in the early termination of the Company's unused portion of its borrowing capacity relative to the acquisition component of the credit facility, which was scheduled to expire June 30, 1999. The Company has used substantially all of its available borrowings under the $50.0 million Credit Agreement.

         On August 30, 1999, the Company entered into a third amendment to the Amended Credit Agreement. The Third Amendment provided for the consent to the ECCA transaction by the Banks and Agent as parties to the Amended Credit Agreement, revised certain covenants and financial ratios and waived the Company's non-compliance with certain obligations under Amended Credit Agreement through the date hereof.

         On November 12, 1999 the Company entered into a fourth amendment to the Amended Credit Agreement. Pursuant to the Fourth Amendment the credit facility will provide working capital of $3.0 million through November 26, 1999 when the $3.0 million of working capital must be repaid. The Company plans to continue negotiations with the banks over the next several weeks in conjunction with pursuing the strategic alternatives, in order to achieve necessary further modifications to the credit facility including those pertaining to current financial covenants and changes to the Company's long-term capital structure. The Company will need to negotiate modifications to the current credit facility during this time period to obtain compliance with certain covenants of the credit facility. While there can be no assurances, the Company has been able to obtain waivers with respect to certain of its covenants from the banks in the past.

         In connection with the Company's sale of its Retail Optical Chains, $30.8 million was applied as a permanent pay down of its term debt credit facility, and $2.8 million was paid down under its ongoing

$7.5 million revolving credit facility. As of September 30, 1999, debt outstanding under the term loans was $41.6 million and $7.1 million under the revolving credit facility. At this time the Company's post closing audit has been substantially completed and the Company is currently in discussions with ECCA regarding post closing adjustments. Based upon its initial analysis, the Company has accrued an additional $3.6 million, in excess of the amount held in escrow, with respect to such post closing adjustments.

         The Company's Board of Directors voted to explore a number of strategic alternatives intended to maximize shareholder value. There has been a great deal of interest generated since the announcement by the Company of the proposed convertible preferred stock transaction with MedEquity Investors and Chase Capital Partners. These inquiries from other third parties range from a possible sale of the entire Company to the possible sale of certain business units. The Company's Board is focusing on these strategic alternatives at this time, and while the specific stock transaction with MedEquity Investors and Chase Capital Partners is not likely to be pursued, the parties continue to analyze various ways to jointly pursue the strategic options available to Vision Twenty-One. The Company has engaged PaineWebber Incorporated as financial advisor in conjunction with assessing its current strategic alternatives.

         The Company has treated as deferred compensation the issuance of shares of restricted stock in September and October 1996 for future services related to various business development initiatives and management incentives. In September 1996, the Company entered into a five-year services agreement with its Chief Medical Officer and current director of the Company and issued 108,133 shares of restricted Common Stock. These shares were valued at $2.77 per share or $300,000. Of these shares, 40% vested immediately and the Company recorded a business development charge of $120,000. The remaining 60% of the shares were recorded as an offset in stockholders' equity as deferred compensation for $180,000. In June 1999, the Company expanded its relationship with the individual to strengthen its refractive care initiative and provide such individual with options to acquire 100,000 shares at $3.69 per share with 100% vesting. The Company recorded start-up cost of $0.2 million in the second quarter in connection with such grant. In October 1996, the Company entered into a five-year advisory agreement with an industry consultant and issued 125,627 shares of restricted Common Stock, which vest over the life of the advisory agreement. These shares were valued at $2.77 per share or $349,000. The Company recorded the issuance of these shares as an offset in stockholders' equity as deferred compensation. This deferred compensation is being amortized as the shares vest on a pro rata basis. In June 1999, the Company expanded its relationship with the individual to strengthen its refractive care initiatives and provided such individual with options to acquire 100,000 shares at $3.44 per share, with 100% vesting. The Company recorded start-up cost of $0.1 million in the second quarter in connection with such grant.

         Intangible assets consist of the excess of the purchase price over the fair values of the net assets acquired from the business acquisitions, which is being amortized on a straight-line method over 25 or 30 years, and the Management Agreements with the Managed Professional Associations. The Management Agreements have 40-year terms and are being amortized on a straight-line method over 25 years. Intangible assets represented approximately 70% of the Company's total assets at September 30, 1999. In determining the useful life of a Management Agreement, the Company considers the operating history and other characteristics of each practice. A principal consideration is the degree to which the practice has demonstrated its ability to extend its existence indefinitely. The carrying value of intangible assets is evaluated for recoverability whenever adverse effects or changes in circumstances indicate that the carrying amount may not be recoverable. Among other factors, the Company considers in making the valuation are changes in the Managed Professional Associations market position, reputation, profitability, and geographic penetration.

         The Company's liquidity is likely to be impacted by the planned exit from the PPM sector. Collection of PPM revenues during negotiations could be impacted. As the Company finalizes an exit from the PPM business, additional resources are expected to be available to the Company through the sale of the practice assets back to the physicians or affiliates although such exit is dependent upon negotiation of a modification of its current credit facility.

         The Company believes the effects of inflation have not had a material adverse impact on its operations or financial condition to date. Substantial increases in prices in the future, however, could have a material adverse effect on the Company's results of operations.

         In connection with the Company's Restructuring Plan described above, the Company expects to spend approximately $2.3 million for severance and other employee termination benefits and lease termination costs through fiscal 1999 and 2000. Additionally, depending upon the availability of capital, the Company currently expects to spend approximately $1.0 million for capital expenditures and will require approximately $1.0 million for new operating leases of equipment in the fourth quarter which includes costs to open new refractive surgery centers.

         In 1999, thus far, the Company has operated and grown principally through the use of positive operating capital cash flows and limited sums from the credit facility revolver when available, and with a total sale of $1.1 million in Company stock in two private transactions. Such positive cash flows have not been available since earlier in the year. As a result of the Fourth Amendment, short-term borrowings of $3.0 million are now available to the Company but such amount is not sufficient to fund its growth strategy or satisfy all of the current obligations of its operations. The Company is currently exploring various alternative sources of capital to obtain necessary working capital for continued operations and performing its growth plan. The Company believes mezzanine financing would be available and is moving forward in conjunction with obtaining the same as expeditiously as possible.


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

         The Company has implemented a plan of action which it believes will make its computer systems year "2000 compliant." The Company is addressing operational concerns regarding the year "2000" and is reviewing its systems to identify those that may be affected by the year "2000."

         The Company divides its information technology software into the following three general categories: (i) Financial (general ledger, financial and management reporting, accounts payable, payroll and fixed assets), (ii) Practice Management (including billing, collection, accounts receivables and third party billing) and (iii) Managed Care. The Company is in various stages of readiness with respect to its information technology within each category. The Company's Financial Category has been certified Year 2000 compliant by the third party software vendor providing the software to the Company. Historically, the Company's philosophy with respect to the Practice Management category of software is to utilize the third party software legacy systems in place as long as they capably served a practices needs. Currently, the Company has been advised that the third party software suppliers it utilizes for the Practice Management category have either installed or have scheduled to install by the end of the year, Year 2000 upgrades. In addition, a custom software system has been implemented within numerous practices as well. As a result of the Company's announcement related to the planned exit of the practice management business, the Company's activity with respect to hardware and software revisions for its practice management business have been suspended. Accordingly, there can be no assurances that all of the Company's practice management computer systems will be Year 2000 compliant or that any adverse effects will not occur as a result.

The Managed Care category generally has custom software that has been upgraded for Year 2000 compliance and final testing is scheduled to be completed by the end of the year.

         The Company is in communications with significant suppliers, customers and other third parties with which the Company does business, to minimize disruptions to the Company's operations resulting from the year "2000" problem and to ensure that any significant year "2000" problem will not have an adverse effect on the Company's operations. The Company expects to work with such parties to resolve or minimize year "2000" problems. The Company does not expect the cost associated with its year "2000" compliance efforts to have a material effect on the Company's future financial condition and results of operation. The Company believes it currently has no material exposure to contingencies related to the year "2000" issue and accordingly has not developed a contingency plan. However, there can be no assurances that events outside the control of the Company will not occur as a result of the year "2000" problem and that such events would not have a material adverse effect on the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.

         The Company is exposed to changes in interest rates primarily as a result of borrowing activities, under its Amended Credit Agreement, which is used to maintain liquidity and fund the Company's business operations. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company did not use derivative instruments to adjust the Company's interest rate risk profile during the nine months ended September 30, 1999.

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

         (i)      our financial prospects;

         (ii) our ability to efficiently and effectively manage and ultimately restructure our managed clinic relationships;

         (iii) our financing plans including our ability to obtain in the very near future satisfactory working capital through additional offerings of debt or equity;

         (iv)     our ability to obtain compliance with our current Credit
                  Facility;

         (v) our obligation to make additional payments to ECCA as a result of the post closing adjustments;


         (vi) trends affecting our financial condition or results of operations including our stock price and its potential impact on the number of shares utilized in acquisitions and on future earnings per share;

         (vii) our growth strategy and operating strategy including the shift in focus to internal growth and opening new de novo clinics and surgery centers, expanding managed care initiatives, vision care and refractive surgery programs;

         (viii) the impact on us of current and future governmental regulations;

         (ix) our current and future managed care contracts and the impact such contracts have on gross profit;

         (x) our ability to continue to recruit Affiliated Providers, to convert certain of the Affiliated Providers to Managed Providers, and to maintain our relationships with Affiliated Providers;

         (xi) our proposed strategic alliance with ECCA to further expand vision correction and managed vision care markets and our ability to continue the strategic relationships with affiliated retail optical companies;

         (xii) our strategic initiatives in vision care and refractive surgery, including the timing, design and number of initial markets and potential future expansion of our contemplated strategic alliance with ECCA in vision correction services and an ECCA affiliate jointly marketing integrated vision care programs;

         (xiii) our ability to operate the managed care business efficiently, profitably and effectively;


         (xiv) our integration of systems and implementation of cost savings and reduction plans;

         (xv) the future clinic and surgery center overall operating margins;

         (xvi)    our year 2000 readiness and the readiness of third parties;

         (xvii)   our expected savings from the restructuring programs;

         (xviii) our current and expected future revenue and the impact of any acquisition and the consolidation of infrastructure may have on our future performance;

         (xvix) our current run rate for laser vision correction procedures and the expected growth of such procedures and return on invested capital;

         (xx)     our late filing of the 10-Q and 10-K;

         (xxi) the purported class action complaints filed against the company; and

         (xxii) the successful integration of both completed and any future acquisitions.

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

         (ii) any material inability to successfully integrate and profitably operate our acquisitions or to successfully open and integrate and profitably operate de novo clinics, refractive surgery centers and ASCs;

         (iii) any material inability to acquire additional sufficient capital and financing at a reasonable cost to fund our long-term growth strategy or to obtain compliance with our credit facility;

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

         (viii) the inability to maintain or obtain required licensure in the states in which we operate and in the states in which we may seek to operate in the future;

         (ix) the degree current shortages in refractive surgery equipment adversely impacts our access at reasonable prices to same;

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

         (xv) our inability to realize any significant benefits, cost savings or reductions from our restructuring programs;

         (xvi) the non-compliance or readiness of the company or third parties with respect to year "2000" issues;

         (xvii) our inability to successfully increase and expand vision care and refractive surgery programs and other desired initiatives complimentary to our clinic and surgery center business;

         (xviii)  unexpected cost increases,

         (xvix) our inability to successfully defend against the class action lawsuits or any additional litigation that may arise;

         (xx) any material inability to achieve internal growth in our business and increase shareholder value;

         (xxi)    any future operating and net losses we may incur;

         (xxii) any future material reduction in demand for refractive surgeries;

         (xxiii) any material inability to successfully manage changes in our business mix;

         (xxiv) any failure of other business divisions of the Company to perform successfully;

         (xxv) any adverse governmental or regulatory changes or actions, including any healthcare regulations and related enforcement actions; and

         (xxvi) any reduction in coverage of and ratings by analysts following us and other factors including those identified in our filings from time-to-time with the SEC.

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

         On April 21, 1999, the cases were consolidated into one case captioned: Tad McBride, Plaintiff, v. Vision Twenty-One, Inc., Theodore N. Gillette, Richard T. Welch and Michael Block (Case No. 99-138-CIV-T-25F), and one plaintiffs group was appointed lead plaintiff by judicial order on May 6, 1999. This uncertified consolidated class action seeks to hold the Company and two of its officers who are also directors as well as a former officer liable for alleged federal securities law violations based upon alleged misstatements and omissions in analyst reports, trade journal articles, press releases and filings with the Securities and Exchange Commission.

         Pursuant to judicial orders, the lead plaintiffs filed an amended consolidated complaint on August 14, 1999. The Defendants filed a motion to dismiss the amended consolidated complaint on October 15, 1999. The Company believes that it has substantial defenses to this matter and intends to assert them vigorously. Management of the Company is unable to determine the impact, if any, that the resolution of the aforementioned uncertified consolidated class action lawsuit will have on the financial position or results of operations of the Company. While it is impossible to predict the outcome or impact of such litigation, management believes this litigation is without merit and intends to vigorously defend the lawsuit.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

         Sales of Unregistered Securities. The Company issued equity securities during the quarter ended September 30, 1999 in the following private transactions not previously included in a quarterly report which were exempt from the registration requirements of the Securities Act pursuant to Section 4(2).

         In September 1999, the Company issued an aggregate of 54,674 contingent shares of Common Stock which were previously reserved for issuance in connection with the acquisition of Swagel Wootton Eye Center to Loren Swagel (21,870), Wendy Wootton (10,935) and James Wootton (21,869).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         The Company has received waivers in the past from the banks under its credit facility for certain inabilities to comply with various financial covenants under the loans. The Company is currently not in compliance with various financial covenants and will seek to obtain a modification of its current facility to waive such noncompliance as the Company explores its current strategic alternatives.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of shareholders of Vision Twenty-One, Inc. was held on July 8, 1999. At the meeting, the following actions were taken by the shareholders:

1. Peter J. Fontaine was re-elected to serve as a Director of the Company, in accordance with the Company's By-laws. The voting on the resolution was as follows:

              FOR          8,767,355
              WITHHELD       324,552

2. The Company's Employee Stock Purchase Plan was approved. The voting on the resolution was as follows:

              FOR          8,764,795
              AGAINST        323,962
              ABSTAINED        3,150

3. Ernst & Young was appointed as the Company's independent auditors until the conclusion of the 2000 Annual Meeting. The voting on the resolution was as follows:

              FOR          8,308,938
              AGAINST        782,919
              ABSTAINED           50



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits.  See Exhibit Index attached hereto.

(b) During the quarterly period ended September 30, 1999, the Company filed a report on Form 8-K on July 7, 1999, announcing the sale of the Company's retail optical chains and filed a report on Form 8-K on September 14, 1999 announcing the closing of the sale of retail optical chains and the Company's third amendment to its credit facility.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER             EXHIBIT

3.1*     Amended and Restated Articles of Incorporation of Vision Twenty-One,
         Inc.(1)

3.2*     Bylaws of Vision Twenty-One, Inc.(1)

4.13* Credit Agreement dated as of January 30, 1998 among Vision Twenty-One, Inc. the Banks Party Hereto and Bank of Montreal as Agent.(2)

4.14* Amended and Restated Credit Agreement dated as of July 1, 1998 among Vision Twenty-One, Inc., and the Bank of Montreal as Agent for a consortium of banks.(3)

4.15* First Amendment to the Amended and Restated Credit Agreement dated as of February 23, 1999 among Vision Twenty-One, Inc., the Banks party hereto and Bank of Montreal as Agent for the Banks.(4)

4.16* Second Amendment to the Amended and Restated Credit Agreement dated as of June 11, 1999 among Vision Twenty-One, Inc., the Banks party hereto and Bank of Montreal as Agent for the Banks.(4)

4.17* Third Amendment to the Amended and Restated Credit Agreement dated as of August 30, 1999 by and among Vision Twenty-One, Inc., the Banks party hereto and Bank of Montreal as Agent for the Banks.(5)

4.18* Waiver Letter dated October 14, 1999 to Amended and Restated Credit Agreement dated as of July 1, 1998 by and among Vision Twenty-One, Inc. the Banks Party thereto and Bank of Montreal as Agent (6)

4.19 Fourth Amendment and Waiver to the Amended and Restated Credit Agreement dated as of November 12, 1999 by and among Vision Twenty-One, Inc., the Banks party hereto and Bank of Montreal as Agent for the Banks.

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

10.65* Third Amendment to the Amended and Restated Credit Agreement dated as of August 30, 1999 by and among Vision Twenty-One, Inc., the Banks party hereto and Bank of Montreal as Agent for the Banks, filed as
         Exhibit 4.17 to this Report and incorporated herein by reference.

10.66* Waiver Letter dated October 14, 1999 to Amended and Restated Credit Agreement dated as of July 1, 1998 by and among Vision Twenty-One, Inc. the Banks Party thereto and Bank of Montreal as Agent, filed as
         Exhibit 4.18 to this report and incorporated herein by reference.

10.67 Fourth Amendment and Waiver to the Amended and Restated Credit Agreement dated as of November 12, 1999 by and among Vision Twenty-One, Inc., the Banks party hereto and Bank of Montreal as Agent for the Banks, filed as Exhibit 4.19 to this report and incorporated herein by reference.

10.68* Asset Purchase Agreement entered into as of July 7, 1999 by and among Eye Care Centers of America, Inc., Vision Twenty-One, Inc. and The Complete Optical Laboratory, Ltd., Corp., a wholly owned subsidiary of the Company. (5)

         Schedules (or similar attachments) have been omitted and the Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

10.69* Letter of intent dated October 22, 1999 by and among Vision Twenty-One, Inc. MedEquity Investors Partners, LLC, Vision Twenty-One Partners, LLC, Peachtree Vision Twenty-One Partners, LLC and Chase Venture Capital Associates, L.P.(6).

10.70 Employment Agreement dated November 10, 1996 between Vision Twenty-One, Inc. and Lynn Heckler.

10.71 Employment Agreement dated August 1, 1999 between Vision Twenty-One, Inc. and Andrew Alcorn.

27       Financial Data Schedule for September 30, 1999 (for SEC use only).

---------------
* Previously filed as an Exhibit in the Company filing identified in the footnote following the Exhibit Description and incorporated herein by reference.

(1) Registration Statement on Form S-1 filed on June 13, 1997 (File No. 333-29213).
(2)  Form 8-K filed February 10, 1998.
(3)  Form 8-K filed July 10, 1998.
(4)  Form 10-K filed June 18, 1999.
(5)  Form 8-K filed August 30, 1999.
(6)  Form 8-K filed October 14, 1999.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Largo, State of Florida on November 14, 1999.


                                       VISION TWENTY-ONE, INC.
                                       Registrant





                                       /s/ Richard T. Welch
                                       ----------------------------------------
                                       Richard T. Welch
                                       Chief Financial Officer
                                       (The Principal Accounting Officer
                                       and Duly Authorized Officer)