Form 10-K
period 1999-12-31
VISION TWENTY ONE INC
filed 2000-05-05
CIK 1020258

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999    COMMISSION FILE NUMBER: 000-22977

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 31, 1999, was $30,063,904 based upon the closing price of such shares on such date on the Nasdaq Stock Market's National Market. As of December 31, 1999, there were 15,616,854 shares outstanding.

                            VISION TWENTY-ONE, INC.
                        1999 ANNUAL REPORT ON FORM 10-K

                                                         TABLE OF CONTENTS

                                                                                                                    PAGE
                                                                                                                    ----
ITEM  1.         BUSINESS.........................................................................................     1

ITEM  2.         PROPERTIES.......................................................................................    10

ITEM  3.         LEGAL PROCEEDINGS................................................................................    10

ITEM  4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................    11

ITEM  5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS............................    12

ITEM  6.         SELECTED FINANCIAL DATA..........................................................................    13

ITEM  7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS.......................................................................................    14

ITEM  7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................    27

ITEM  8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................    30

ITEM  9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND DISCLOSURE.......................    59

ITEM  10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................    59

ITEM  11.        EXECUTIVE COMPENSATION...........................................................................    62

ITEM  12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...................................    68

ITEM  13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................    69

ITEM  14.        EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K................................    72

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

         Vision Twenty-One, Inc. ("Vision Twenty-One" or the "Company") is a vision care company that is currently focused on the management of refractive and ambulatory surgery centers and the provision of managed care services.

         Since its inception, Vision Twenty-One has sought to develop and manage local area eye care delivery systems ("LADS(SM)"). LADS involved contractual affiliations with local optometrists and ophthalmologists (the "Affiliated Providers") to provide primarily vision care and refractive surgery at independent or company-owned clinics and surgery centers. Additionally, Vision Twenty-One developed retail distribution channels for its LADS through affiliating with retail optical chains and developed managed care distribution channels for its LADS through contracting with local health plans and other third party payers.

         Vision Twenty-One's LADS operating revenue was primarily derived from a wide range of service fees earned through strategic affiliations with eye care clinics and retail optical locations and through ownership interests in refractive surgery centers ("RSCs"), ambulatory surgery centers ("ASCs") and retail optical chains. LADS also included the management of practices of optometry and ophthalmology ("PPM"). The PPM business involved the Company entering into long-term management agreements ("Management Agreements") with professional associations or corporations pursuant to which the Company was the sole provider of comprehensive management, business and administrative services for the non-professional aspects of the professional practices. The PPM segment represented a substantial portion of the Company's business in 1999.

          Vision Twenty-One also generated significant revenue from its buying group division that provided benefits to its Affiliated Providers through the consolidation and management of purchases of optical goods. In addition, the Company generated significant revenue from its managed care division by entering into capitated managed care contracts with third-party insurers and payers and by administering indemnity fee-for-service plans.

         During 1999, the Company began implementing a plan of divesting itself of the PPM, retail optical chains and buying group businesses in order to focus on expanding its refractive surgery, ambulatory surgery and managed care businesses. The sales of the buying group division and retail optical chains were completed in two individual transactions. The PPM divestiture requires multiple transactions involving the sales of practice assets, typically back to the doctors or their affiliates, and the termination of Management Agreements. This divestiture program commenced late in the 4th quarter of 1999 and is expected to be completed by June 30, 2000.

         Vision Twenty-One was incorporated in Florida on May 9, 1996. Its principal operating subsidiaries consist of Vision 21 Managed Eye Care of Tampa Bay, Inc. ("Vision 21 MCO"), Vision 21 Physician Practice Management Company, Inc. ("Vision 21 PPMC") and BBG-COA, Inc. and its subsidiaries ("Block Vision"). Vision 21 PPMC and Vision 21 MCO were merged with Vision Twenty-One in November 1996. In the merger, all of the outstanding shares of stock of Vision 21 PPMC and Vision 21 MCO which were owned by certain executive officers and directors of Vision Twenty-One were exchanged for common stock of Vision Twenty-One. The principal executive office of Vision Twenty-One is located at 7360 Bryan Dairy Road, Suite 200, Largo, Florida 33777, and its telephone number is (727) 545-4300.

RECENT DEVELOPMENTS

         Historically, Vision Twenty-One had concentrated on developing a wide array of LADS and acquiring and managing multiple channels of distribution for those services. During 1999, the Company shifted its strategic focus from developing broad-based LADS and distribution to concentrating on the high growth, high margin opportunities in the eye care industry such as the development and management of refractive and ambulatory surgery centers and managed care. Accordingly, Vision Twenty-One began analyzing its mix of business units within the LADS operation and assessing the long-term strategic value of each existing component. As a result, Vision Twenty-One sold its buying group division and its retail optical chains and began divesting itself of the physician practice management business. In addition, at the end of the year, Vision Twenty-One's Board of Directors voted to explore a number of strategic alternatives intended to maximize shareholder value, including the sale of all or part of the Company. This subsequently resulted in the recently announced merger transaction with OptiCare Health Systems, Inc. ("OptiCare").

         Merger with OptiCare. On February 10, 2000, the Company entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement") with OptiCare Health Systems, Inc. and OC Acquisition Corp. The merger will combine the companies' refractive surgery, ambulatory surgery and managed care businesses. Under the terms of the Merger Agreement, the Company's Common Stock will be converted into OptiCare common stock at an initial exchange ratio of
 .402 shares of OptiCare common stock for each share of the Company's Common Stock. At the initial exchange ratio, approximately six million shares of OptiCare common stock would be issued in exchange for 100% of the issued and outstanding Common Stock of the Company. The final exchange ratio will be calculated prior to closing, in part, on the basis of a subsequent determination of the Company's consolidated balance sheet. The merger will be accounted for as a purchase and includes the assumption by OptiCare of approximately $60.0 million of the Company's outstanding debt. The transaction is subject to certain closing conditions, including, but not limited to, regulatory approvals, the approval of the shareholders of both OptiCare and the Company, the restructuring of certain debt obligations of OptiCare and the Company and the raising by OptiCare of not less than $30.0 million of equity or mezzanine capital.

         Exit of Physician Practice Management. On October 25, 1999, the Company announced the adoption of a plan to substantially exit the business of managing optometry and ophthalmology practices. This represented a crucial step in the Company's strategy of redirecting its corporate resources towards the development of refractive surgery and ambulatory surgery initiatives in these same markets. The Company expects the majority of the affected physicians to continue to be part of the Vision Twenty-One national eye care delivery network and/or participate in its refractive and ambulatory surgery center initiatives. The exit of the physician practice management ("PPM") business is expected to be accomplished through the sale of the practice assets back to the physicians or their affiliates, the termination of Management Agreements and the restructuring of certain refractive surgery center facility access agreements. The terms of each managed practice divestiture are subject to the prior approval of the banks under the Company's credit facilities.

         The process of divesting itself of each PPM practice involves the termination of the Management Agreement in place between Vision Twenty-One and the practice, including the termination and release of the covenant not to compete. In addition, each party releases the other from any and all rights, duties and claims each may have against the other. All of Vision Twenty-One's employees providing services at the practice's office locations are terminated and are typically rehired immediately by the practice. Vision Twenty-One sells to the practice all tangible assets located at the practice's office(s) and assigns the rights to the practice's trade name and telephone numbers back to the practice. The practice assumes the outstanding liabilities which were incurred by the Company in connection with managing the practice, such as accounts payable and accrued compensation. Where possible, Vision Twenty-One assigns, and the practice assumes, certain identified executory contracts entered into by Vision Twenty-One in the course of its provision of management services to the practice, including real estate leases and equipment leases. Certain equipment leases are not assignable by Vision Twenty-One in which case Vision Twenty-One enters into equipment subleases with the practice under substantially the same terms as are contained in the Company's lease. Where practicable, Vision Twenty-One enters into a facility access agreement with the practice and/or its physicians whereby the practice and its physicians agree to continue to utilize the Company's surgery centers for the treatment of their patients on a fee-per-procedure basis for a defined period of time, typically one year. In consideration for the termination of the Management Agreement and the sale and assignment of the practice assets, Vision Twenty-One typically receives at closing a combination of cash and Vision Twenty-One Common Stock. The Common Stock is placed in the Company's treasury and is expected to be canceled by Vision Twenty-One.

         Retail Optical Chains. Effective August 31, 1999, the Company completed the sale of Vision World, EyeCare One Corp. and The Eye DRx (the "Retail Optical Chains" ) to Eye Care Centers of America, Inc. ("ECCA"). ECCA is based in San Antonio, Texas and operates a national chain of full-service retail optical stores. In connection with this transaction, the Company received approximately $37.3 million in cash. Of the proceeds the Company received at closing, approximately $30.8 million was applied as a permanent pay down of its term debt credit facility, approximately $2.8 million was paid down under its ongoing $7.5 million revolving credit facility, approximately $2.4 million was used for costs and other obligations related to the transaction and approximately $1.3 million was utilized to fund an escrow arrangement between the parties relative to terms under the agreement. Based on post-closing adjustments, the final sales price was approximately $31.8 million, and the Company has recorded a liability of approximately $4.0 million to ECCA, net of escrow, with respect to such post-closing adjustments. Under the sale agreement, Vision Twenty-One indemnified one of its former Managed Professional Associations for certain partnership obligations. Accordingly, a charge of $0.2 million was recorded to loss on disposal of discontinued operations in 1999. A net loss of approximately $3.2 million was recorded on the transaction. The Company is currently in discussions with ECCA regarding payment of the post-closing purchase price adjustment and has reached an oral agreement that is conditioned upon consummation of the OptiCare transaction. In the event the OptiCare transaction is not consummated for whatever reason, there can be no assurance that the Company will be able to pay the amounts owed to ECCA.

         Discontinued Operations. As a result of the Company's announced plan to exit the physician practice management business and its previously announced and completed sale of the retail optical chain segment of its operation, the Company has accounted for these business segments as discontinued operations. Consequently, prior period financial statements have been restated to reflect discontinued operations treatment for the results of these business segments.

         Buying Group. On June 4, 1999 the Company completed the sale of its buying group division. Net proceeds of $4.3 million received by the Company were primarily used to repay outstanding borrowings under the Company's credit facilities.

         Credit Facilities. On January 30, 1998, the Company entered into a five-year, $50.0 million credit agreement (the "Credit Agreement") with the Bank of Montreal as agent (the "Agent") for a consortium of banks (the "Banks"). The Credit Agreement, which was to mature in January 2003, provided the Company with a revolving credit facility component in an aggregate amount of up to $10.0 million and a term loan component in an aggregate amount of up to $40.0 million. Borrowings under the Credit Agreement were secured by a pledge of the stock of substantially all of the Company's subsidiaries as well as the assets of the Company and certain of its subsidiaries. Obligations under the Credit Agreement were guaranteed by certain of the Company's subsidiaries. The Credit Agreement contained negative and affirmative covenants and agreements that placed restrictions on the Company regarding disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as required the maintenance of certain financial ratios. At the closing of the Credit Agreement, the Company used approximately $26.9 million of its available borrowing to repay the outstanding balance under the Company's bridge credit facility with Prudential Securities Credit Corporation ("Prudential Credit") and related accrued interest and transaction costs. By June 30, 1998, the Company had used approximately $48.3 million of its available borrowings under the Credit Agreement.

         On July 1, 1998, the Company entered into a restated $100.0 million bank credit agreement with the Banks (the "Restated Credit Agreement"). The Restated Credit Agreement included a seven-year term loan of $70.0 million and a $30.0 million five-year revolving credit and acquisition facility. Other terms and conditions were substantially the same as the prior Credit Agreement with a slightly higher margin spread on the seven-year term portion. By December 31, 1998, approximately $81.6 million was outstanding under the Restated Credit Agreement.

         During the first eight months of 1999, the Company entered into three amendments to its credit facilities. The amendments involved the imposition of restrictions on borrowing capacity, increased borrowing costs, covenant modifications and increased reporting requirements. They also included waivers for non-compliance with certain obligations under the credit facilities and consents to the sales of the buying group division and retail optical chains. By September 1, 1999, approximately $46.0 million was outstanding under its amended credit facilities (the "Amended and Restated Credit Agreement").

         On June 11, 1999 the Company entered into Subscription Agreements with an entity controlled by one of the Company's current directors and with the Company's Chief Medical Officer, who is also a current director, for the purchase of the Company's Common Stock. The aggregate proceeds received by the Company of approximately $1.1 million were used for working capital purposes.

         In July 1999, the Company commenced discussions with MedEquity Investors, LLC ("MedEquity") regarding a potential capital infusion, and on October 25, 1999, the Company announced that it had entered into a binding letter of intent for an equity investment of $35 million by MedEquity Investors and Chase Capital Partners. The proposed transaction was to provide for the issuance of 9% convertible preferred stock which, if converted, would have resulted in dilution of the Company's Common Stock of approximately 25%. If not converted, the preferred stock would have been fully redeemable at any time after December 31, 2005. The proceeds would have been used to reduce borrowings under the Amended and Restated Credit Agreement and provide funding for expansion of the Company's refractive surgery center business.

         On November 12, 1999, discussions regarding the proposed equity infusion were terminated, and the Company entered into a fourth amendment to the Amended and Restated Credit Agreement that provided for a bridge loan facility in the amount of $3.0 million to be made available to the Company which was to mature on November 26, 1999. Waivers were extended on a short-term basis regarding non-compliance with certain of the Company's loan covenants and repayment obligations.

         Over the ensuing seven weeks, three additional amendments to the Amended and Restated Credit Agreement and a waiver letter were executed which increased availability under the bridge loan facility to $9.4 million, extended until March 31, 2000 the repayment date of the bridge loan facility and granted waivers regarding non-compliance with certain covenants and repayment obligations. Pursuant to the seventh amendment, the Company agreed to provide the Banks with a weekly operating budget and to obtain approval from the Banks for all significant cash expenditures. Pursuant to a waiver letter dated as of December 29, 1999, the Company was granted the ability to use a portion of the proceeds from the sale of the physician practice management businesses to meet its "reasonable and necessary" operating expenses until the sale of the Company was consummated.

         Currently, the bridge loan facility is scheduled to mature on May 19, 2000 and waivers have been granted regarding certain covenants and repayment obligations until such date. The Company has been aggressively reducing overhead expenses, carefully managing business unit operating cash flows and generating cash from the PPM divestiture program to improve its liquidity position. A portion of the liquidity improvement has been used to fund increased levels of professional fees which have been required to complete the PPM divestitures, resolve certain claims, negotiate with its lenders and complete the planned merger with OptiCare. Although its liquidity position has improved, the Company has experienced significant losses and is currently dependent upon the cooperation, approvals and availability of waivers from the Banks as parties to its credit facilities for operating capital. If the Company is unable to consummate the merger with OptiCare, it would immediately need to obtain additional capital by offering debt or equity securities to fund its operations. Furthermore, the Company would have to obtain certain additional waivers with respect to its credit facility in order to raise such capital, and there can be no assurance that such waivers would be forthcoming.

         Possible Delisting by Nasdaq. On April 20, 2000 the Company received a letter from Nasdaq advising the Company of a possible delisting of the Company from the Nasdaq National Market due to the Company's failure to timely file its Form 10-K with the Securities and Exchange Commission. The Company requested and has received a hearing related to this matter which is scheduled for May 25, 2000. The delay in filing the Form 10-K was primarily attributable to the Company's discontinued operations. As a result of the Company's discontinued operations, the Company may experience difficulty in timely filing its Form 10-Q for the first quarter of fiscal 2000 although it currently believes it will file within the time set forth in Rule 12b-25. In addition, the Company will have to show NASDAQ that it meets the other listing requirements and based upon current circumstances it is unlikely that it will meet such requirements. While the Company believes it has reasonable arguments in favor of its continued listing and it expects to seek a waiver of such conditions through closing of the OptiCare transaction, there can be no assurance that the Company's listing on the Nasdaq National Market will continue following the date of the currently scheduled hearing.

MANAGED CARE

         As an increasing percentage of the population is covered by managed care organizations, Vision Twenty-One believes that its success will be, in part, dependent upon its ability to negotiate managed care contracts with HMOs, health insurance companies and other third-party payers pursuant to which services will be provided on a risk-sharing or capitated basis. Vision Twenty-One also has contracts for the provision of certain financial and administrative services related to its indemnity insurance and fee-for-service plans. Managed care contracts are typically for one-year terms that renew automatically, and most of the contracts are terminable by either party on sixty days notice.

         Vision Twenty-One's typical contracts with third-party health benefits payers (insurance companies and HMOs) provide that Vision Twenty-One will arrange and pay for eye care services that are needed by the payer's members in exchange for payment of a fixed premium amount per-patient-per-month or a percentage of the premiums paid on behalf of the patient, without regard to the volume of services that the patient requires. Under these arrangements, Vision Twenty-One accepts the risk that the cost and utilization of services may exceed expectations in exchange for its ability to profit if cost and utilization are kept below expected levels. Vision Twenty-One can directly benefit by effectively managing costs and utilizing its relationships with its Affiliated Providers. Because Vision Twenty-One assures the credentials of the providers, establishes quality and utilization control systems and implements payment arrangements with the providers, third-party payers are able to use their limited resources in other areas where they have greater expertise. As of March 31, 2000, Vision Twenty-One had managed care contracts and discount fee-for-service plans covering approximately 4.9 million exclusively contracted patient lives.

REFRACTIVE AND AMBULATORY SURGERY CENTERS

         One of the highest growth areas of eye care services is the provision of refractive surgery. This involves the utilization of a specialized laser to correct common vision problems such a nearsightedness, farsightedness and astigmatism. The most common procedure performed today is LASIK which uses an excimer laser in a refractive surgery center ("RSC") and is performed on an outpatient basis. Most other ophthalmic surgical procedures, including cataract surgery, are also performed on an outpatient basis in an ambulatory surgery center ("ASC"). ASC's are generally Medicare certified and designed to handle invasive procedures as well as anesthesia. The Company provides various operations and support services, equipment and facilities (RSCs or ASCs) to affiliated ophthalmologists in order that they may successfully provide these surgical procedures.

         The primary business model employed by the Company involves owning and/or managing the RSC or ASC where the surgery is performed. The Company earns a facility access fee from the providers who perform the procedures. Alternative models employed by the Company include: a) providing only equipment, such as the excimer laser, on a fee-per-procedure basis augmented in certain cases by specific support services and b) providing management and support services for the surgery center on a negotiated fee basis usually with a portion of the fee tied to profitability of the surgery center. As of March 31, 2000, the Company had 7 RSC's and 6 ASC's under one or more of these models.

MANAGEMENT AGREEMENTS

         As part of its PPM business, Vision Twenty-One entered into Management Agreements with professional associations or corporations (the "Managed Professional Associations") pursuant to which Vision Twenty-One was the sole provider of comprehensive management, business and administrative services for the non-professional aspects of the professional practices. Each managed provider maintained full authority, control and responsibility over the provision of professional care and services to its patients. Vision Twenty-One did not provide professional care to patients nor did Vision Twenty-One employ any of the ophthalmologists or optometrists, or any other professional health care provider personnel, of the Managed Professional Association. The initial term of the Management Agreement was typically 40 years. Under the majority of Vision Twenty-One's Management Agreements, the management fees ranged from 20% to 37% of the Managed Professional Associations' net revenues after deducting from such revenues all expenses of the clinics other than those related to shareholders of the Managed Professional Associations. This type of arrangement was usually utilized in management relationships with ophthalmology practices. Additionally, Vision Twenty-One had Management Agreements with management fees ranging from 50% to 87% of net practice revenues where Vision Twenty-One was required to pay generally all the expenses of the clinics with the exception of professional salaries and benefits. Such arrangements were typically utilized in management relationships with optometrists. The management fees earned by Vision Twenty-One pursuant to these Management Agreements fluctuated depending on the level of revenues and expenses of the Managed Professional Associations.

         As previously disclosed, Vision Twenty-One has adopted a plan to exit the PPM business. See the discussion under "Recent Developments."

BUYING GROUP

         The buying group division provided benefits to Affiliated Providers through the consolidation and management of purchases of optical goods. The Company aggregated Affiliated Provider purchase orders for optical goods and submitted, on Company purchase orders, the combined purchase orders to suppliers for direct shipment to the Affiliated Providers. From the supplier perspective, the Company was the purchaser and was responsible for supplier payments. The Company assumed the credit risks of its Affiliated Providers. The Company invoiced the Affiliated Providers for their purchases and recognized buying group division revenues upon shipment of merchandise by the suppliers. The business arrangements were terminable at any time by Vision Twenty-One or its customers. As previously disclosed, Vision Twenty-One sold this division in June 1999.

RETAIL OPTICAL CHAINS

         In certain states, the Company owned and operated retail optical chains. Revenues were generated from management and/or professional fees from Affiliated Providers operating within or adjacent to the retail optical locations and from the sale of optical goods such as eyeglasses and contact lenses. As previously disclosed, Vision Twenty-One sold its retail optical chains in August 1999.

1998 TRANSACTIONS

         In addition to the acquisitions described below, the Company completed the acquisition of the business assets of 54 optometry clinics, nine ophthalmology clinics, 40 optical dispensaries, two RSCs and one ASC located in Arizona, Florida, Minnesota, New Jersey, Nevada, Texas, and Wisconsin. Business assets consisted of certain non-medical and non-optometric assets, including accounts receivable, leases, contracts, equipment and other tangible and intangible assets. Concurrently with these acquisitions, Vision Twenty-One entered into long-term Management Agreements with the related professional associations employing 65 optometrists and five ophthalmologists. These acquisitions were accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company purchased all of the outstanding stock of The Complete Optical Laboratory, Ltd., Corp. located in New Jersey which serviced the Company's New Jersey optometry clinics and acquired substantially all of the business assets of a managed care company located in Florida which serviced more than 82,700 patient lives. These acquisitions were accounted for under the purchase method of accounting.

         In September 1998, Vision Twenty-One completed the acquisition of American SurgiSite Centers, Inc., ("American SurgiSite") an ambulatory surgery center developer, management and consulting company located in New Jersey. American SurgiSite manages eight ambulatory surgery facilities. In June 1998, Vision Twenty-One completed the acquisition of Vision World, Inc., a retail optical chain located in Minneapolis, Minnesota. Vision World, Inc. consisted of 38 retail clinics and 30 optometrists.

         In March 1998, Vision Twenty-One completed a transaction with EyeCare One Corp. ("EyeCare One") and Vision Insurance Plan of America, Inc. ("VIPA"). EyeCare One, operating under the trade name of Stein Optical, was a retail optical chain consisting of 16 optometric retail locations in Milwaukee, Wisconsin. VIPA holds a single service insurance license and delivers vision care benefits to approximately 19,000 patient lives in Wisconsin. These transactions were accounted for as a pooling of interests.

         In January 1998, the Company completed the acquisition of The Eye DRx, a retail optical chain of 19 retail clinics located in Bloomfield, New Jersey.

1997 ACQUISITIONS

         During 1997, the Company completed the acquisition of the business assets of one optometry clinic, 19 ophthalmology clinics, nine optical dispensaries and five ASCs. Concurrent with these acquisitions, the Company entered into Management Agreements with the related professional associations employing nine optometrists and 29 ophthalmologists. These acquisitions were accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company acquired all of the issued and outstanding stock of BBG-COA, Inc. ("Block Vision"), LSI Acquisition, Inc. ("LSI") and MEC Health Care, Inc. ("MEC"). The Block Vision transaction is referred to herein as the "Block Acquisition" and the LSI and MEC transactions are collectively referred to herein as the "LaserSight Acquisitions". The Company also completed the acquisition of substantially all the business assets of a managed care company servicing two capitated managed care contracts covering over 134,000 patient lives. Excluding the Block and LaserSight Acquisitions, such acquisitions are collectively referred to herein as the "1997 Acquisitions."


GOVERNMENTAL AND STATE REGULATIONS

General Overview

         The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which Vision Twenty-One operates will not change significantly and adversely in the future. In general, regulation of health care providers and companies is increasing.

         There are currently several federal and state initiatives designed to amend regulations relating to the provision of health care services, the access to health care, the costs of health care and the manner in which health care providers are reimbursed for their services. However, it is not possible to predict whether any such initiatives will be enacted as legislation or, if enacted, what their form, effective dates or impact on Vision Twenty-One will be.

         Every state imposes licensing requirements on ophthalmologists, optometrists and opticians and on their facilities and services. In addition, many states require regulatory approval, including certificates of need, before establishing certain types of health care facilities, offering certain services or making expenditures in excess of statutory thresholds for health care equipment, facilities or programs.

         Much of Vision Twenty-One's revenue is derived from payments made by government-sponsored health care programs (principally Medicare). These programs are subject to substantial regulation. Any change in reimbursement regulations, policies, practices, interpretations or statutes that places material limitations on reimbursement amounts or practices could adversely affect the operations of Vision Twenty-One. Increasing budgetary pressures at both the federal and state level and the rapidly escalating costs of health care and reimbursement programs have led, and may continue to lead, to significant reductions in government reimbursements for certain medical charges and elimination of coverage for certain individuals under these programs. Federal legislation could result in a reduction of Medicare funding. Vision Twenty-One cannot predict at this time whether or when any of such proposals will be adopted or, if adopted and implemented, what effect such proposals would have on Vision Twenty-One.

         The following is a description of some of the various laws that affect Vision Twenty-One's business.

         Corporate Practice of Optometry and Ophthalmology. The laws of many states prohibit corporations that are not owned entirely by eye care professionals from employing eye care professionals, having control over clinical decision-making, or engaging in other activities that are deemed to constitute the practice of optometry and ophthalmology. Vision Twenty-One contracts with professional associations (which are owned by one or more licensed optometrists or ophthalmologists), which in turn employ or contract with other licensed optometrists or ophthalmologists to provide professional services. Vision Twenty-One performs only non-professional services, does not represent to the public or its customers that it provides professional eye care services, and is not exercising influence or control over the practices of the eye care practitioners employed by the professional associations.

         In 1999, the Attorney General of North Carolina issued a formal opinion that the following arrangements evidence improper control of a professional entity by a management entity owned by non-professionals: percentage of revenue management fees, ownership of patient records by the manager, restrictive covenants prohibiting competition with the manager, the manager's right to approve professional employment contracts, or an agreement by which the manager is able to direct ownership interests in the practice entity to be transferred to parties it selects. If this opinion is upheld and adopted in other states in which the Company manages practices, it could require restructuring of the management arrangements in a manner that has an adverse effect on the Company.

         Fee-Splitting and Anti-kickback Laws. Most states have anti-kickback laws prohibiting paying or receiving any remuneration, direct or indirect, that is intended to induce referrals for health care products or services. In addition, federal law prohibits a physician or optometrist from referring Medicare or Medicaid patients to an entity providing "designated health services" in which they have a financial interest. Many states also prohibit "fee-splitting" by eye care professionals with any party except other eye care professionals in the same professional corporation or practice association. In most cases, these laws apply to the paying of a fee to another person for referring a patient or otherwise generating business, and do not prohibit payment of reasonable compensation for facilities and services (other than the generation of business), even if the payment is based on a percentage of the practice's revenues.

         The Florida Board of Medicine has determined that a management fee charged by a publicly held national management company based upon a percentage of revenue constitutes illegal fee-splitting, and this determination has been affirmed by a Florida appellate court. In that particular case, the management fee was based in part on a percentage of the increase in net revenues of the practice after the management arrangement commenced. In a subsequent case, the Florida Board affirmed a management fee based on a percentage of net revenues with a monthly maximum of $10,000. It distinguished the prior case based on the fact that the management company had no contractual obligation "to add patients to the practice," and the presence of the fixed maximum fee. The Company believes that its arrangements are also distinguishable from the first Board ruling. However, there is a risk that Vision Twenty-One's arrangements with physicians in the State of Florida could be determined to be in violation of the fee-splitting statute, which could have a material adverse effect on Vision Twenty-One's results of operations if they cannot be restructured to obtain substantially similar financial benefits. Since the same statute applies to optometrists, the same risk exists with respect to Vision Twenty-One's arrangements with optometrists.

         The federal anti-kickback law prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for the referral of patients covered by federally funded health care programs such as Medicare and Medicaid, or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service that is covered by a federal program. The federal agency responsible for enforcing this law recently stated that arrangements between ophthalmologists and optometrists for co-management of patients may, in some cases, violate this law. Depending on the facts, such violations could include the medical need for the arrangement and whether the services performed by the optometrists are commensurate with the portion of the fee received. The agency made clear that it was not questioning co-management arrangements in and of themselves.

         False Claims Laws. Federal and state laws prohibit any person from knowingly and willfully making any false statement or misrepresentation of a material fact in seeking payment for items or services. Federal laws impose civil monetary penalties for filing claims that the filing party "should know" are not appropriate under rules applicable to federally funded health care programs. The federal False Claims Act allows a private person, as well as the government, to bring a civil action (in the name of the government) for violation of its provisions. While Vision Twenty-One believes that its procedures are in compliance with such laws, there can be no assurance that Vision Twenty-One will not be deemed to be in violation.

         Certificate of Need and Facilities Licensing. Some states require a certificate of need ("CON") to be obtained prior to the construction or expansion of refractive and ambulatory surgery centers, the acquisition of major equipment or the introduction of certain new services. There can be no assurance that Vision Twenty-One will be able to obtain CONs which could affect its ability to develop RSCs and ASCs. In addition, some states may require the Company to obtain certain licenses to operate facilities including refractive surgery centers. While Vision Twenty-One has no reason to believe that it will be unable to obtain necessary facility licenses without unreasonable expense or delay, there can be no assurance that it will be able to obtain any required license.

         Insurance Licensure. Most states impose strict licensure requirements on health insurance companies, HMOs, and other companies that engage in the business of insurance. In the event that Vision Twenty-One is required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits Vision Twenty-One to continue to operate while the licensure process is progressing, Vision Twenty-One could experience a material adverse change in its business while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial regulation and other requirements which Vision Twenty-One may not immediately be able to meet. Once licensed, Vision Twenty-One would be subject to continuing oversight by, and reporting to, the respective regulatory agency.

         Limited Health Service Plans and Third Party Administration Licensing. Some states permit managed care networks that assume insurance risk for a limited class of health services to be licensed as limited health service plans. This avoids the need to be licensed as an insurer or HMO even if the managed care network's arrangements are with individual subscribers or self-insured employers. Additionally, some states require licensing for companies providing administrative services in connection with managed care business. Vision Twenty-One intends to seek such licenses in those states where it is available for eye care networks. However, Vision Twenty-One may not be able to meet such requirements in all cases and, should this result in the loss of any material business (individually or in the aggregate), it could have a material adverse effect on Vision Twenty-One's business and operating results.

         Physician Incentive Plans. Medicare regulations impose certain disclosure requirements on managed care networks that compensate eye care providers in a manner that is related to the volume of services provided to Medicare patients (other than services personally provided by the provider). If such incentive payments exceed twenty-five percent of the provider's potential payments, the network is also required to show that the providers have certain "stop loss" financial protections and to conduct certain Medicare enrollee surveys.

         "Any Willing Provider" Laws. Some states have adopted, and others are considering, legislation that requires managed care networks to include any provider who is willing to abide by the terms of the network's contracts and/or prohibit termination of providers without cause. Such laws would limit the ability of Vision Twenty-One to develop effective managed care networks in such states.

         Antitrust Laws. Vision Twenty-One's business is also subject to a range of antitrust laws that prohibit anti-competitive conduct, including price fixing, concerted refusals to deal and divisions of markets. Among other things, these laws limit the ability of Vision Twenty-One to enter into business arrangements with separate practice groups that compete in the same geographic market.

         Electronic Record Privacy and Security Regulations. Recently proposed federal regulations will, if finalized, strictly regulate health care providers and plans that transmit health information electronically. Under the regulations, providers and plans must limit access to health information to employees who have a business need. They must install computer security hardware and software to ensure that access is appropriately limited. Further, a patient's written consent would be required to release personally identifiable health information for any purpose other than treatment, payment and certain specified purposes (e.g., public health). Patients are granted rights to obtain an accounting of all disclosures of personally identifiable information, access their health information upon request, and amend or correct their health information. Providers and plans would have to adopt numerous security and privacy policies to implement the regulations. They would also have to identify a privacy official and a person responsible for security and provide employee training programs regarding the security and privacy requirements.

         The privacy and security regulations are expected to be issued in final form sometime this year. Providers and plans will have two years to comply with the regulations. The regulations could have an adverse impact on the cost of providing vision care-related services, including the types of services furnished by the Company.

         The several laws described above have civil, criminal and administrative penalties and have been subject to limited judicial and regulatory interpretation. They are enforced by regulatory agencies that are vested with broad discretion in interpreting their meaning. While Vision Twenty-One believes that its agreements and activities are in compliance with these laws, Vision Twenty-One's agreements and activities have not been examined by federal or state authorities under these laws and regulations. For these reasons, there can be no assurance that a review of Vision Twenty-One's business arrangements will not result in determinations that adversely affect Vision Twenty-One's operations or that certain agreements between Vision Twenty-One and eye care providers or third party payers will not be held invalid and unenforceable. In addition, these laws and their interpretation vary from state to state. The regulatory framework of certain jurisdictions may limit Vision Twenty-One's expansion into, or ability to continue operations within, such jurisdictions if Vision Twenty-One is unable to modify its operational structure to conform with such regulatory framework. Any limitation on Vision Twenty-One's ability to expand could have an adverse effect on Vision Twenty-One.

COMPETITION

  General

         The health care industry is highly competitive and subject to continual changes in the method in which services are provided and the manner in which health care providers are selected and compensated. Vision Twenty-One believes that the economics of private and public reforms in the health care industry emphasizing cost containment and accountability will result in an increasing shift of eye care from highly fragmented, small providers to larger providers or other eye care delivery services. Companies in other health care industry segments, some of which have financial and other resources greater than those of Vision Twenty-One, may become competitors. Increased competition could have a material adverse effect on Vision Twenty-One's financial condition and results of operations. The basis for competition includes service, price, strength of Vision Twenty-One's delivery network (where applicable), experience, reputation, strength of operational systems, strength of informational systems, the degree of cost efficiencies and synergies, marketing strength, managed care expertise, patient access and quality assessments and assurances programs. The future success of Vision Twenty-One will be directly related to its ability to expand the managed eye care delivery network geographically, attract reputable providers, expand the scope of services offered to associated practices, and dedicate resources to an active sales team focused exclusively on Vision Twenty-One's sales effort.

  Refractive Surgery

         The market for providing access to refractive surgery through utilization of excimer lasers is highly competitive. Vision Twenty-One competes with laser centers operated by local operators and eye surgeons who have purchased their own lasers. Vision Twenty-One also competes with several other companies, including at least two manufacturers of laser equipment, in providing access to excimer lasers in the U.S. Other companies are currently in the process of gaining FDA approval for their lasers, and these companies may elect to enter the laser center business. Other companies which have indicated they intend to operate or already operate laser centers in the U.S. are Clear Vision Laser Centers, Inc., LCA Vision, Inc., NovaMed Eyecare Management, LLC, Vision America, Inc., Gimbel Vision International, Inc., Lasik Vision Corp., ICON Eye Laser Centers, OptiCare Health Systems, Inc., TLC The Laser Center, Inc. and Laser Vision Centers, Inc. The services and equipment Vision Twenty-One offers also compete with other forms of treatment for refractive disorders including eyeglasses, contact lenses, radial keratotomy, corneal rings and other technologies currently under development.

SEASONALITY

         Vision Twenty-One does not experience significant seasonal fluctuations in its business.

SERVICE MARKS

         Vision Twenty-One believes that its trademarks and service marks are important and, accordingly, has registered "Vision 21," Vision Twenty-One" with its design logo, "Eye Care for the 21st Century," "A Different Point of View," "LADS" and "VIPA Vision Insurance Plan of America" with the United States Patent and Trademark Office."

EMPLOYEES

         At December 31, 1999, the Company had approximately 1,200 employees, of which 81 were employed at the Company's headquarters, 97 were employed by the managed care division, 126 by the refractive and ambulatory surgery center division, and the remaining 896 were employed in the Company's PPM business which is being discontinued. The Company believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

         The Company's corporate headquarters are located in Largo, Florida and consist of approximately 25,700 square feet. The lease for this facility expires September 15, 2004. The Company believes that such facility is adequate for its current needs.

         The Company leases 10,586 square feet of office space in Boca Raton, Florida for Block Vision's corporate office under a lease expiring May 31, 2001. The Company believes that the facility is adequate for Block Vision's current needs.

         The Company leased or subleased the clinic locations it managed pursuant to the Management Agreements with the Managed Professional Associations. As previously disclosed, Vision Twenty-One assigns, and each practice assumes, the obligations under the real estate leases for the practice location(s) being divested as part of the exit from the physician practice management business.

         The Company also leases and subleases the ASC and RSC facilities it manages. The Company does not expect that the current ASCs and RSCs will need to be expanded.

         The Company also leases minimal, but adequate, facilities in certain business regions for regional support.

ITEM 3. LEGAL PROCEEDINGS

         Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation:

         The Company, one of its executive officers who is also a director and two former officers are named as defendants in several purported class action lawsuits filed in the United States District Court for the middle District of Florida, Tampa Division. The complaints allege, principally, that the Company and the other defendants issued materially false and misleading statements related to the Company's integration of its acquisitions, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs seek to certify their complaints as class actions on behalf of all purchasers of the Company's common stock in the period between December 5, 1997 and November 5, 1998, and seek an award of an unspecified amount of monetary damages to all of the members of the purported class. The purported class action lawsuits were as follows: (i) Tad McBride against Vision Twenty-One, Inc., Theodore N. Gillette, Richard T. Welch, and Michael P. Block (filed on January 22, 1999); (ii) Robert Rosen v. Vision Twenty-One, Inc., Theodore N. Gillette and Richard T. Welch (filed on January 27, 1999); (iii) Charles Murray against Vision Twenty-One, Inc., Theodore N. Gillette, Richard T. Welch and Michael P. Block (filed on January 29, 1999); and (iv) Sam Cipriano, on behalf of himself and all others similarly situated
v. Vision Twenty-One, Inc., Theodore N. Gillette, Richard T. Welch and
Michael P. Block.

         On April 20, 1999, pursuant to a motion and order, these complaints were consolidated into one case captioned: Tad McBride, Plaintiff, v. Vision Twenty-One, Inc., Theodore N. Gillette, Richard T. Welch and Michael P. Block (Case No. 99-138-CIV-T-25F), and one plaintiff's group was appointed lead plaintiff by judicial order on May 6, 1999. This uncertified consolidated class action seeks to hold the Company and one of its officers who is also a director as well as two former officers liable for alleged federal securities law violations based upon alleged misstatements and omissions in analyst reports, trade journal articles, press releases and filings with the Securities and Exchange Commission.

         Pursuant to judicial orders, the lead plaintiffs filed an amended consolidated complaint on August 14, 1999. On October 11, 1999, the lead plaintiffs and Michael P. Block executed a stipulation dismissing without prejudice the action against Mr. Block. The Defendants filed a motion to dismiss the amended consolidated complaint on October 15, 1999. The lead plaintiffs served answering papers on December 3, 1999. The motion to dismiss remains under judicial review. Management of the Company is unable to determine the impact, if any, that the resolution of the aforementioned uncertified consolidated class action lawsuit will have on the financial position or results of operations of the Company. While it is impossible to predict the outcome or impact of such litigation, the Company believes it has substantial defenses to this matter and intends to assert them vigorously.

         On or about November 15, 1999, Caremark Rx, Inc. commenced an action in the United States District Court, Middle District, against the Company. The action alleges a breach by the Company of a promissory note and a leased property agreement and is seeking approximately $950,000 in damages. The Company has asserted defenses to the claim and has filed a counter-claim for damages against Caremark Rx, Inc. for breach of contract and unfair trade practices. The Company believes that Caremark Rx, Inc.'s claims are without merit and intends to vigorously defend the lawsuit.

         Block Buying Group, LLC (the "Block Group"), an entity owned by Michael
P. Block, the former president of the Company's Block Vision subsidiary, has filed a civil action in Palm Beach County Circuit Court seeking to enjoin the proposed merger between the Company and OptiCare. The Company previously sold its buying group division to the Block Group in June of 1999. The Block Group has informed the Company that it believes that the proposed merger with OptiCare is in violation of the non-competition and confidentiality provisions entered into in connection with the June 1999 sale since OptiCare operates a buying group division which currently competes with the Block Group. On April 21, 2000, the Block Group and the Company, through counsel, have signed a stipulation to participate in expedited arbitration in accordance with the terms and conditions of the June 1999 sale and to jointly seek the completion of the arbitration on or before June 1, 2000, or as soon thereafter as reasonably possible. While it is impossible to determine the eventual outcome of this action, the Company believes that it has substantial defenses to this claim and intends to vigorously defend itself. The consummation of the proposed merger between the Company and OptiCare is subject to certain conditions including resolution of this matter to OptiCare's satisfaction. The failure to consummate the OptiCare transaction would have a material adverse effect on the Company.

         The Company has been named as a defendant in an action commenced in the Superior Court of New Jersey on or about March 8, 2000. The action was filed by five optometrists against Charles Cummins, O.D. and Elliot Shack, O.D. ("Cummins and Shack"), the Company, ECCA, Inc. and several other defendants who have not been named nor identified. The Company previously purchased certain non-optometric assets of Cummins and Shack in January 1998 which it subsequently sold to ECCA in August of 1999. The action alleges breach of fiduciary duty, breach of covenant of good faith and fair dealing, breach of contract and fraud in connection with purported partnership agreements the optometrists had with Cummins and Shack and seeks an accounting and specific performance as well as unspecified compensatory and punitive damages. The Company believes it has substantial defenses to these claims and intends to vigorously defend itself.

         On or about November 1, 1999, The Source Buying Group, Inc. commenced an action in the United States District Court for the Eastern District of Pennsylvania against Block Vision, Inc. The action alleges a breach by Block Vision of a promissory note and is seeking approximately $562,500 representing the accelerated principal balance of the note which the plaintiff alleges is due, together with interest and costs. In the alternative, the plaintiff is seeking approximately $20,800 of interest allegedly due. On or about January 14, 2000, the action was transferred to the United States District Court for the Southern District of Florida. Block Vision has asserted defenses to the claim and has moved to compel arbitration. The plaintiff has filed an opposition to Block Vision's motion for arbitration. The Company believes that plaintiff's claims are without merit and intends to vigorously defend the lawsuit.

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

                                                                                                 HIGH              LOW
                                                                                                 -----             ----
1998

First Quarter...........................................................................         11.75             8.25
Second Quarter..........................................................................         11.63             6.38
Third Quarter...........................................................................          7.00             4.63
Fourth Quarter..........................................................................          7.13             3.63

1999

First Quarter...........................................................................          5.25             3.50
Second Quarter..........................................................................          8.69             3.44
Third Quarter...........................................................................         10.06             4.88
Fourth Quarter..........................................................................          6.06             1.38

HOLDERS

         On April 28, 2000, the last reported sales price of the Company's Common Stock as reported by the Nasdaq National Market was $0.59 per share and there were 243 stockholders of record. The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

DIVIDENDS

         The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain all cash for use in the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the near future. In addition, the Company's Amended and Restated Credit Agreement restricts the declaration or payment of cash dividends on its Common Stock.

ITEM  6.  SELECTED FINANCIAL DATA

                                                                            YEAR ENDED DECEMBER 31,
                                                         -------------------------------------------------------------
                                                           1995        1996         1997          1998         1999
                                                         -------     --------     --------     ---------     ---------
                                                                          (IN THOUSANDS EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA (1):
Revenues:
   Refractive and ambulatory surgery centers, net ...    $    --     $     --     $     --     $   4,084        12,508
   Managed care .....................................      3,229        8,192       18,762        54,980        56,743
   Buying group .....................................         --           --        7,261        58,959        19,151
                                                         -------     --------     --------     ---------     ---------
         Total revenue ..............................      3,229        8,192       26,023       118,023        88,402
                                                         -------     --------     --------     ---------     ---------
Operating expenses:
   Refractive and ambulatory surgery center operating
      expenses ......................................         --           --           --         3,688        11,478
   Medical claims ...................................      3,350        9,475       14,090        42,159        42,444
   Cost of buying group sales .......................         --           --        6,882        55,926        18,261
   General & administrative .........................      1,342        3,114        7,807        18,434        27,889
   Depreciation & amortization ......................         23           81          519         2,500         3,047
   Special items:
      Restructuring and other charges (credits)......         --           --           --         6,463        (1,413)
      Start-up and software development costs .......         --           --           --           932           511
      Merger costs ..................................         --           --           --           718            --
      Business development ..........................         --        1,927           --            --            --
                                                         -------     --------     --------     ---------     ---------
         Total operating expenses ...................      4,715       14,597       29,298       130,820       102,217
                                                         -------     --------     --------     ---------     ---------
Loss from operations ................................     (1,486)      (6,405)      (3,275)      (12,797)      (13,815)

Amortization of loan fees ...........................         --           --          179           314         2,401
Interest expense, net ...............................         12          147          934         4,085         5,551
Gain on sale of assets ..............................         --           --           --            --          (518)
                                                         -------     --------     --------     ---------     ---------
Loss from continuing operations
    before income taxes and minority interest .......     (1,498)      (6,552)      (4,388)      (17,196)      (21,249)

Income taxes ........................................         --           --           --            --            --
Minority interest ...................................         --           --           --            --            63
                                                         -------     --------     --------     ---------     ---------
Income from continuing operations ...................     (1,498)      (6,552)      (4,388)      (17,196)      (21,312)

Discontinued operations:
   Income from discontinued operations ..............        682          905        4,794        11,127         3,951
   Loss on disposal of discontinued operations ......         --           --           --            --       (65,722)
                                                         -------     --------     --------     ---------     ---------
Income (loss) before extraordinary charge ...........       (816)      (5,647)         406        (6,069)      (83,083)

Extraordinary item-gain on sale of EyeCare One Corp.         --           --           --            --         3,770
Extraordinary item-early extinguishment of debt .....         --           --         (323)       (1,886)           --
                                                         -------     --------     --------     ---------     ---------
Net income (loss) ...................................    $  (816)    $ (5,647)    $     83     $  (7,955)    $ (79,313)
                                                         =======     ========     ========     =========     =========

Income (loss) from continuing operations ............    $ (0.43)    $  (1.65)    $  (0.55)    $   (1.20)    $   (1.39)
Discontinued operations:
   Income from discontinued operations ..............       0.19         0.23         0.60          0.78          0.26
   Loss on disposal of discontinued operations ......         --           --           --            --         (4.28)
                                                         -------     --------     --------     ---------     ---------
Income (loss) before extraordinary charge ...........      (0.24)       (1.42)        0.05         (0.42)        (5.41)

Extraordinary item-gain on sale of EyeCare One Corp.          --           --           --            --          0.25
Extraordinary item-early extinguishment of debt .....         --           --        (0.04)        (0.13)           --
                                                         -------     --------     --------     ---------     ---------
Net earnings (loss) per common share ................    $ (0.24)    $  (1.42)    $   0.01     $   (0.55)    $   (5.16)
                                                         =======     ========     ========     =========     =========
Weighted average number of common
   shares outstanding ...............................      3,434        3,978        8,571        14,385        15,309
                                                         =======     ========     ========     =========     =========

                                                                                 DECEMBER 31,
                                                         -------------------------------------------------------------
                                                           1995        1996         1997         1998          1999
                                                         -------     --------     --------     ---------     ---------
                                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE SHEET DATA (1):
Working capital (deficit) ...........................    $(1,237)    $ (2,303)    $  4,868     $   7,134     $ (57,108)
Total assets ........................................      3,485       20,576      119,380       191,677        84,879
Long-term debt and capital lease
   obligations, including current maturities ........        363        5,196       24,475        83,530        58,534
Total stockholders' equity (deficit) ................       (289)       3,624       67,731        73,722        (2,750)

(1) Data has been restated as a result of the use of the pooling of interests method of accounting for the March 1998 acquisitions of EyeCare One Corp. and Vision Insurance Plan of America, Inc. and the use of discontinued operations treatment of accounting for the financial condition and results of operation of the retail optical chains and physician practice management businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL OVERVIEW

         Since its inception, Vision Twenty-One has sought to develop and manage local area eye care delivery systems ("LADS(SM)"). LADS involved contractual affiliations with local optometrists and ophthalmologists (the "Affiliated Providers") to provide primarily vision care and refractive surgery at independent or company-owned clinics and surgery centers. Additionally, Vision Twenty-One developed retail distribution channels for its LADS through affiliating with retail optical chains and developed managed care distribution channels for its LADS through contracting with local health plans and other third party payers.

         Vision Twenty-One's LADS operating revenue was primarily derived from a wide range of service fees earned through strategic affiliations with eye care clinics and retail optical locations and through ownership interests in refractive surgery centers ("RSCs"), ambulatory surgery centers ("ASCs") and retail optical chains. LADS also included the management of practices of optometry and ophthalmology ("PPM"). The PPM business involved the Company entering into long-term management agreements ("Management Agreements") with professional associations or corporations pursuant to which the Company was the sole provider of comprehensive management, business and administrative services for the non-professional aspects of the professional practices. The PPM segment represented a substantial portion of the Company's business in 1999.

         Vision Twenty-One also generated significant revenue from its buying group division that provided benefits to its Affiliated Providers through the consolidation and management of purchases of optical goods. In addition, the Company generated significant revenue from its managed care division by entering into capitated managed care contracts with third-party insurers and payors and by administering indemnity fee-for-service plans.

         During 1999, the Company began implementing a plan of divesting itself of the PPM, retail optical chains and buying group businesses in order to focus on expanding its refractive surgery, ambulatory surgery and managed care businesses. The sales of the buying group division and retail optical chains were completed in two individual transactions. The PPM divestiture requires multiple transactions involving the sales of practice assets, typically back to the doctors or their affiliates, and the termination of Management Agreements. This divestiture program commenced late in the 4th quarter of 1999 and is expected to be completed by June 30, 2000.

         Vision Twenty-One was incorporated in Florida on May 9, 1996. Its principal operating subsidiaries consist of Vision 21 Managed Eye Care of Tampa Bay, Inc. ("Vision 21 MCO"), Vision 21 Physician Practice Management Company, Inc. ("Vision 21 PPMC") and BBG-COA, Inc. and its subsidiaries ("Block Vision"). Vision 21 PPMC and Vision 21 MCO were merged with Vision Twenty-One in November 1996. In the merger, all of the outstanding shares of stock of Vision 21 PPMC and Vision 21 MCO which were owned by certain executive officers and directors of Vision Twenty-One were exchanged for common stock of Vision Twenty-One. The principal executive office of Vision Twenty-One is located at 7360 Bryan Dairy Road, Suite 200, Largo, Florida 33777, and its telephone number is (727) 545-4300.

MERGER AGREEMENT WITH OPTICARE HEALTH SYSTEMS

         The Company's Board of Directors voted to explore a number of strategic alternatives intended to maximize shareholder value. As a result, on February 10, 2000, the Company entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement") with OptiCare Health Systems, Inc. and OC Acquisition Corp. (collectively, "OptiCare"). The merger will combine the companies' refractive surgery, ambulatory surgery and managed care businesses. Under the terms of the Merger Agreement, the Company's Common Stock will be converted into OptiCare common stock at an initial exchange ratio of .402 shares of OptiCare common stock for each share of the Company's Common Stock. At the initial exchange ratio, approximately six million shares of OptiCare common stock would be issued in exchange for 100% of the issued and outstanding Common Stock of the Company. The final exchange ratio will be calculated prior to closing, in part, on the basis of a subsequent determination of the Company's consolidated balance sheet. The merger will be accounted for as a purchase and includes the assumption by OptiCare of approximately $60.0 million of the Company's outstanding debt. The transaction is subject to certain closing conditions, including, but not limited to, regulatory approvals, the approval of the shareholders of both OptiCare and the Company, the restructuring of certain debt obligations of OptiCare and the Company and the raising by OptiCare of not less than $30.0 million of equity or mezzanine capital.

DISPOSITION OF BUSINESSES

         The Company has concentrated on developing it's LADs since late 1997. Over the past year, the Company has been analyzing certain business units within such LADs and assessing the long-term strategic value of each existing component. Effective August 31, 1999, the Company completed the sale of Vision World, Stein Optical (a trade name of EyeCare One Corp.), and The Eye DRx (the "Retail Optical Chains" ) to Eye Care Centers of America, Inc. ("ECCA"). ECCA is based in San Antonio, Texas and operates a national chain of full-service retail optical stores. In connection with this transaction, the Company received approximately $37.3 million in cash. Of the proceeds the Company received at closing, approximately $30.8 million was applied as a permanent pay down of its term debt credit facility, approximately $2.8 million was paid down under its ongoing $7.5 million revolving credit facility, approximately $2.4 million was used for costs and other obligations related to the transaction and approximately $1.3 million was utilized to fund an escrow arrangement between the parties relative to terms under the agreement. Based on post-closing adjustments, the final sales price was approximately $31.8 million, and the Company has recorded a liability of approximately $4.0 million to ECCA, net of escrow, with respect to such post-closing adjustments. Under the sale agreement, Vision Twenty-One indemnified one of its former Managed Professional Associations for certain partnership obligations. Accordingly, a charge of $0.2 million was recorded to loss on disposal of discontinued operations in 1999. A net loss of approximately $3.2 million was recorded on the transaction. The Company is currently in discussions with ECCA regarding payment of the post-closing purchase price adjustment and has reached an oral agreement that is conditioned upon consummation of the OptiCare transaction. In the event the OptiCare transaction is not consummated for whatever reason, there can be no assurance that the Company will be able to pay the amounts owed to ECCA.

         On June 4, 1999, the Company completed the sale of its buying group division. Net proceeds of $4.3 million received by the Company were primarily used to repay outstanding borrowings under the Company's credit facilities.

EXIT FROM PHYSICIAN PRACTICE MANAGEMENT BUSINESS

         On October 25, 1999, the Company announced its intent to exit the business of managing optometry and ophthalmology practices. The details of the plan were finalized in December 1999. This represented a crucial step in the Company's strategy of redirecting its corporate resources towards the development of refractive surgery and ambulatory surgery initiatives in these same markets. The Company expects the majority of the affected physicians to continue to be part of the Vision Twenty-One national eye care delivery network and/or participate in its refractive and ambulatory surgery center initiatives. The exit of the physician practice management ("PPM") business is expected to be accomplished through the sale of the practice assets back to the physicians or their affiliates, the termination of Management Agreements and the restructuring of certain refractive surgery center facility access agreements. The terms of each managed practice divestiture are subject to the prior approval of the banks under the Company's credit facilities. Accordingly, in 1999, the Company recorded a loss of $58.7 million, which is net of an income tax benefit of $1.1 million, related to the expected sale of practice assets. As of March 31, 2000, the Company had sold 11 practices and received proceeds of approximately $5.2 million.

         As a result of the changes occurring in the Company's business, including, but not limited to, the pending merger with OptiCare, the divestiture of large business units, the shift in operating focus, changes in the Company's managed care business, the Company's exiting of the PPM business and issues related to the Company's accessibility to future working capital, the overall results should not necessarily be relied upon as being indicative of future operating performance.

POSSIBLE DELISTING BY NASDAQ

         On April 20, 2000 the Company received a letter from Nasdaq advising the Company of a possible delisting of the Company from the Nasdaq National Market due to the Company's failure to timely file its Form 10-K with the Securities and Exchange Commission. The Company requested and has received a hearing related to this matter which is scheduled for May 25, 2000. The delay in filing the Form 10-K was primarily attributable to the Company's discontinued operations. As a result of the Company's discontinued operations, the Company may experience difficulty in timely filing its Form 10-Q for the first quarter of fiscal 2000 although it currently believes it will file within the time set forth in Rule 12b-25. In addition, the Company will have to show NASDAQ that it meets the other listing requirements and based upon current circumstances it is unlikely that it will meet such requirements. While the Company believes it has reasonable arguments in favor of its continued listing and it expects to seek a waiver of such conditions through closing of the OptiCare transaction, there can be no assurance that the Company's listing on the Nasdaq National Market will continue following the date of the currently scheduled hearing.

ADDITIONAL OVERVIEW

         As part of its PPM business, Vision Twenty-One entered into Management Agreements with professional associations or corporations (the "Managed Professional Associations") pursuant to which Vision Twenty-One was the sole provider of comprehensive management, business and administrative services for the non-professional aspects of the professional practices. Each managed provider maintained full authority, control and responsibility over the provision of professional care and services to its patients. Vision Twenty-One did not provide professional care to patients nor did Vision Twenty-One employ any of the ophthalmologists or optometrists, or any other professional health care provider personnel, of the Managed Professional Association. The initial term of the Management Agreement was typically 40 years. Under the majority of Vision Twenty-One's Management Agreements, the management fees ranged from 20% to 37% of the Managed Professional Associations' net revenues after deducting from such revenues all expenses of the clinics other than those related to shareholders of the Managed Professional Associations. This type of arrangement was usually utilized in management relationships with ophthalmology practices. Additionally, Vision Twenty-One had Management Agreements with management fees ranging from 50% to 87% of net practice revenues where Vision Twenty-One was required to pay generally all the expenses of the clinics with the exception of professional salaries and benefits. Such arrangements were typically utilized in management relationships with optometrists. The management fees earned by Vision Twenty-One pursuant to these Management Agreements fluctuated depending on the level of revenues and expenses of the Managed Professional Associations. The Managed Professional Associations derive their revenues from professional fees as well as fees received for the use of ASCs, RSCs and sales of optical goods. The Managed Professional Associations receive payments from a combination of sources including capitation payments from managed care companies and government funded reimbursements (Medicare and Medicaid).

         Managed care revenues are derived principally from fixed premium payments received pursuant to its managed care contracts on a capitated or risk-sharing basis. The Company also receives fees for the provision of certain financial and administrative services related to its indemnity fee-for-service plans. Pursuant to its capitated managed care contracts, the Company receives a fixed premium payment per-member-month for a predetermined benefit level of eye care services, as negotiated between the Company and the payer. Profitability of the Company's capitated managed care contracts is directly related to the specific terms negotiated, utilization of eye care services by member patients and the effectiveness of administering the contracts. The Company receives a percentage of collected medical billings for administering indemnity fee-for-service plans for its Affiliated Providers. Although the terms and conditions of the Company's managed care contracts vary considerably, they typically have a one-year term.

         The Company manages risk of capitated managed care contracts by monitoring utilization of each Affiliated Provider and comparing their utilization to national averages, expected utilization at the time the contract was bid, utilization of other providers and historical utilization of the Affiliated Provider. Abnormal utilization of an Affiliated Provider results in a medical chart review by the Company and further counseling on appropriate clinical protocols. To further manage the risk of capitated managed care contracts, the Company, in certain instances, enters into agreements to pay Affiliated Providers a fixed per-member-per-month fee for eye care services rendered or a pro rata share of managed care capitated payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers). The Company targets these payments at a range of 80% to 90% of total payments received pursuant to the Company's capitated managed care contracts.

1998 ACQUISITIONS

         In addition to the acquisitions described below, the Company completed the acquisition of the business assets of 54 optometry clinics, nine ophthalmology clinics, one ambulatory surgical center, two refractive centers and 21 optical dispensaries located in Texas, Arizona, New Jersey, Florida, Nevada, Minnesota and Wisconsin. Business assets consisted of certain non-medical and non-optometric assets, including accounts receivable, leases, contracts, equipment and other tangible and intangible assets. Concurrently with these acquisitions, the Company entered into Management Agreements with the related professional associations employing 65 optometrists and five ophthalmologists. These acquisitions were accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company purchased all of the outstanding stock of The Complete Optical Laboratory, Ltd., Corp. located in New Jersey which serviced the Company's New Jersey optometry clinics and acquired substantially all of the business assets of a managed care company located in Florida which serviced more than 82,700 patient lives. These acquisitions were accounted for under the purchase method of accounting. Such acquisitions are collectively referred to herein as the "1998 Acquisitions." In connection with these acquisitions, the Company provided aggregate consideration of approximately $20.1 million, consisting of approximately 1.0 million shares of Common Stock, approximately $13.5 million in cash and promissory notes in the aggregate principal amount of $1.3 million, subject to post-closing adjustments.

         The Company completed the acquisition of American SurgiSite Centers, Inc. ("American SurgiSite"), an ambulatory surgery center developer, management and consulting company located in New Jersey, effective September 1, 1998. American SurgiSite manages eight ambulatory surgery facilities. In connection with this transaction, the Company paid $1.5 million in cash and issued 235,366 shares of Common Stock. In addition, the Company is required to provide additional contingent consideration of up to $3.1 million if certain post-acquisition targets are met.

         The Company completed the acquisition of Vision World, Inc. ("Vision World"), a retail optical chain located in Minneapolis, Minnesota, effective June 30, 1998. Vision World consisted of 38 retail clinics and 30 optometrists. In connection with this transaction, the Company paid $16.1 million in cash, net of cash acquired. Vision World was sold effective August 31, 1999.

         In March 1998, the Company completed a transaction with EyeCare One Corp. ("EyeCare One") and Vision Insurance Plan of America, Inc. ("VIPA"). EyeCare One, operating under the trade name of Stein Optical, was a retail optical chain consisting of 16 optometric retail locations in Milwaukee, Wisconsin. VIPA holds a single service insurance license and delivers vision care benefits to approximately 19,000 patient lives in Wisconsin. These transactions were accounted for as a pooling of interests. The costs of approximately $718,000 incurred in connection with these transactions were charged to expense. In connection with these transactions, the Company issued 1,109,806 shares of Common Stock, valued at approximately $10.5 million. EyeCare One Corp. was sold effective August 31, 1999.

         In January 1998, the Company completed the acquisition of The Eye DRx, a retail optical chain of 19 retail clinics located in Bloomfield, New Jersey. In connection with this transaction, the Company paid $7.2 million in cash and issued 522,600 shares of Common Stock. In conjunction with this acquisition, the Company entered into Management Agreements with the Managed Professional Associations' stockholders. The Eye DRx was sold effective August 31, 1999.

1997 ACQUISITIONS

         During 1997, the Company completed the acquisition of the business assets of one optometry clinic, 19 ophthalmology clinics, nine optical dispensaries and five ASCs. Concurrent with these acquisitions, the Company entered into Management Agreements with the related professional associations employing nine optometrists and 29 ophthalmologists. These acquisitions were accounted for by recording assets and liabilities at fair value and allocating the remaining costs to the related Management Agreements. Additionally, the Company acquired all of the issued and outstanding stock of BBG-COA, Inc. ("Block Vision"), LSI Acquisition, Inc. ("LSI") and MEC Health Care, Inc. ("MEC"). The Block Vision transaction is referred to herein as the "Block Acquisition" and the LSI and MEC transactions are collectively referred to herein as the "LaserSight Acquisitions". The Company also completed the acquisition of substantially all the business assets of a managed care company servicing two capitated managed care contracts covering over 134,000 patient lives. Excluding the Block and LaserSight Acquisitions, such acquisitions are collectively referred to herein as the "1997 Acquisitions." In connection with the Block Acquisition and LaserSight Acquisitions, the Company provided aggregate consideration of $68.1 million, consisting of 2,758,572 shares of Common Stock, $38.8 million in cash and $364,000 in promissory notes. In connection with the Block and 1997 Acquisitions, the Company was required to provide additional contingent consideration to certain sellers consisting of approximately 393,654 shares of Common Stock, approximately $821,000 in cash and approximately $467,000 of Common Stock value if specified post-acquisition performance targets were met.

         In connection with the 1997 and 1998 Acquisitions, the Company issued approximately 146,000 additional shares of Common Stock and approximately $463,000 in cash in 1999.

1998 RESTRUCTURING PLAN AND CERTAIN ACCOUNTING MATTERS

         The Company recognized various accounting impacts in the fourth quarter of 1998 relative to a restructuring plan announced in 1998 (the "Restructuring Plan"). The Restructuring Plan initiatives, which consisted of a number of specific projects, were designed to position the Company to take full operational and economic advantage of various key acquisitions and allow the Company to complete the consolidation and deployment of necessary infrastructure for the future. The total restructuring and other charges and business integration costs recorded in 1998 were $8.9 million. (See Note 13--Restructuring Plan to the Consolidated Financial Statements). The Restructuring Plan resulted in the accrual of a reserve for restructuring costs at December 31, 1998 in the amount of approximately $2.8 million. These initiatives included: a) the integration of managed care service centers and business lines, b) the consolidation of retail back office functions, and c) the consolidation of certain corporate functions. As provided for in the Restructuring Plan, the Company also expensed other charges and related business integration costs during the fourth quarter of 1998. These costs represented incremental or redundant costs as well as internal costs that resulted directly from the development and initial implementation of the Restructuring Plan, but were required to be expensed as incurred. These other charges and business integration costs totaled approximately $6.1 million in 1998 and consisted primarily of: a) write-offs related to exiting certain markets, b) write-offs of capitalized costs that would not be realized as a result of the Restructuring Plan and c) redundant employee costs and expenses for severed employees through the date of severance. Also included were training costs, re-branding costs, relocation costs, retention payments, and lease costs for facilities that were planned for closure.

         Several unusual accounting items occurred in 1998 which specific costs related thereto were not expected to occur again in the future. These unusual items consisted of restructuring and other charges and business integration costs of $8.9 million related to the previously announced Restructuring Plan discussed above, merger costs of $0.7 million, start-up and software development costs of $0.9 million, an extraordinary charge of $1.3 million related to early extinguishment of debt and expenses for the Company's previously disclosed intercompany reconciliation and other items totaling $3.6 million. The $3.6 million consisted of $1.6 million of expenses related to the results of the Company's previously announced unreconciled item and $2.0 million of one time items related to revenue recognition of acquisition integration fees and receivable write-offs. As a result of the Company's reconciliation of intercompany accounts, change in accounting for start-up and software development costs and the change in accounting treatment for revenue recognition regarding acquisition integration fees in 1998, the Company restated its 1998 Form 10-Q's.

         The unreconciled items referenced above required extensive analysis of the financial statements from fiscal years 1996, 1997 and 1998 for many of the Company's acquired entities, resulting in a delay in filing the Company's 1998 Form 10-K. The identified items substantially resulted from the different accounting systems used for each entity during the prior periods. Currently, these entities are operating on a single accounting management information system using thin client server technology to connect them to corporate headquarters over a private intranet network.

         RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total revenues, certain items in the Company's Consolidated Statements of Operations for the periods indicated. As a result of the 1997 Acquisitions, the 1998 Acquisitions, the 1999 divestitures and the planned exit of the PPM business, the Company does not believe that the historical percentage relationships for 1997, 1998 and 1999 reflect the Company's expected future operations.

                                                                                          1997       1998       1999
                                                                                         -----      -----      -----

Revenues:
      Refractive and ambulatory surgery centers, net ................................       --%       3.5%      14.1%
      Managed care ..................................................................     72.1       46.6       64.2
      Buying group ..................................................................     27.9       49.9       21.7
                                                                                         -----      -----      -----
         Total revenues .............................................................    100.0      100.0      100.0
                                                                                         -----      -----      -----
Operating expenses:
      Refractive and ambulatory surgery center operating expenses ...................       --        3.1       13.0
      Medical claims ................................................................     54.1       35.7       48.0
      Cost of buying group sales ....................................................     26.4       47.4       20.7
      General & administrative ......................................................     30.0       15.6       31.5
      Depreciation & amortization ...................................................      2.0        2.1        3.4
      Special items:
         Restructuring and other charges (credits) ..................................       --        5.5       (1.6)
         Start-up and software development costs ....................................       --        0.8        0.6
         Merger costs ...............................................................       --        0.6         --
                                                                                         -----      -----      -----
         Total operating expenses ...................................................    112.5      110.8      115.6
                                                                                         -----      -----      -----
Loss from operations ................................................................    (12.5)     (10.8)     (15.6)

Amortization of loan fees ...........................................................      0.7        0.3        2.7
Interest expense ....................................................................      3.6        3.4        6.3
Gain on sale of assets, net .........................................................       --         --       (0.6)
                                                                                         -----      -----      -----
Loss from continuing operations before income taxes and minority interest ...........    (16.8)     (14.5)     (24.0)

Income taxes ........................................................................       --         --         --
Minority interest ...................................................................       --         --        0.1
                                                                                         -----      -----      -----
Loss from continuing operations .....................................................    (16.8)     (14.5)     (24.1)

Discontinued operations:
         Income from discontinued operations ........................................     18.4        9.4        4.4
         Loss on disposal of discontinued operations ................................       --         --      (74.3)
                                                                                         -----      -----      -----
Income (loss) before extraordinary item .............................................      1.6       (5.1)     (94.0)
Extraordinary item-gain on sale of EyeCare One Corp. ................................       --         --        4.3
Extraordinary item-early extinguishment of debt .....................................     (1.3)      (1.6)        --
                                                                                         -----      -----      -----
Net income (loss) ...................................................................      0.3%      (6.7)%    (89.7)%
                                                                                         =====      =====      =====

Medical Claims Ratio ................................................................     75.1%      76.7%      74.8%

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues. Revenues decreased 25.1% from $118.0 million for the year ended December 31, 1998 to $88.4 million for the year ended December 31, 1999. This decrease was primarily due to the Company's sale of the buying group division, offset by an increase in refractive eye laser and surgery center net revenues attributable to certain of the 1998 Acquisitions and to internal growth. Managed care revenues on a comparable basis increased 3.2% over 1998.

         Refractive and Ambulatory Surgery Center Operating Expenses. As a percentage of refractive and ambulatory surgery revenue, operating expenses of the centers increased from 90.3% for the year ended December 31, 1998 to 91.8% for the year ended December 31, 1999. The increase is due, in large part, to the costs associated with opening new refractive centers.

         Medical Claims. Medical claims expense increased .7% from $42.2 million for the year ended December 31, 1998 to $42.4 million for the year ended December 31, 1999. The Company's medical claims ratio decreased from 76.7% for the year ended December 31, 1998 to 74.8% for the year ended December 31, 1999. The decrease was caused by a higher percentage of vision care wellness contracts which typically have lower utilization rates than medical/surgical contracts and improved performance in 1999 on vision care wellness contracts at Block Vision. The Company terminated one of its managed care contracts effective December 31, 1999. Medical claims expense consists of payments by the Company to its Affiliated Providers for vision care wellness services, medical and surgical eye care services and facility services. These payments are based on fixed payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules.

         Cost of Buying Group Sales. The cost of buying group sales consists of the costs of various optical products which are shipped directly to the providers of eye care services. The Company completed the sale of the buying group division during the second quarter of 1999.

         General and Administrative. General and administrative expenses increased 51.3% from $18.4 million for the year ended December 31, 1998 to $27.9 million for the year ended December 31, 1999. General and administrative expenses consist mainly of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters and its managed care service centers as well as professional fees, advertising, building and occupancy costs, operating lease expenses and other costs related to the maintenance of a headquarters operation. The $9.5 million increase in general and administrative expenses consisted primarily of severance costs of approximately $1.1 million, headcount costs (officer, department managers and contract labor) of approximately $2.1 million and professional fees (legal, accounting, and consulting) of approximately $4.5 million. More than $4.0 million of the total increase has been specifically identified as non-recurring due to known job eliminations, termination of a consulting contract, and the one-time nature of the costs associated with the intercompany accounts reconciliation effort. Management has been aggressively reducing staff and related overhead expenses in an effort to bring overall general and administrative expenses in line with the current run rate of the continuing business. Professional fees are expected to remain high in the first six months of 2000 as a result of: 1) the requirements of the PPM divestiture effort, 2) activities required to resolve certain claims, 3) ongoing negotiations with the Company's lenders, and 4) activities necessary to close the proposed merger with OptiCare.

         Depreciation and Amortization. Depreciation and amortization expense increased 21.9% from $2.5 million for the year ended December 31, 1998 to $3.0 million for the year ended December 31, 1999. As a percentage of revenues, depreciation and amortization expense increased from 2.1% for the year ended December 31, 1998 to 3.4% for the year ended December 31, 1999 due to the reduction of revenues resulting from the sale of the Company's buying group division.

         The restructuring credit of approximately $1.4 million resulted from lease termination costs of $0.9 million that were reversed out of the accrual as a result of the sale of the Retail Optical Chains and approximately $0.5 million of severance costs that were reversed out of the accrual as a result of employee resignations and a change in estimate.

         Start-up and Software Development Costs. For the years ended December 31, 1998 and 1999, start-up costs relate to start-up activities associated primarily with refractive surgery centers initiatives. For the year ended December 31,1998, software development costs are associated with the Company's implementation of the Great Plains accounting software system.

         Merger Costs. Merger costs were incurred in 1998 as a result of the pooling of interests method of accounting for the EyeCare One and VIPA acquisitions and consisted primarily of professional fees.

         Interest Expense. Interest expense increased 35.9% from $4.1 million for the year ended December 31, 1998 to $5.6 million for the year ended December 31, 1999. The increase was caused by higher borrowing costs and an increase in the average debt outstanding for year ended December 31, 1999 compared to the year ended December 31, 1998. During 1999, the Company repaid $30.8 million of the outstanding term debt on its credit facilities as a result of the sale of its Retail Optical Chains on August 31, 1999.

         Gain on Sale of Assets. In connection with the sale of assets, the Company realized a gain of $0.5 million.

         Discontinued Operations. Discontinued operations represents the income from the Company's Retail Optical Chains and PPM businesses previously discussed. The Company's Retail Optical Chains were sold on August 31, 1999. Additionally, the Company has allocated a portion of its interest expense to discontinued operations in 1998 and 1999 based on the net assets attributed to the Retail Optical Chains operations.

         Extraordinary Item. The sale of EyeCare One on August 31, 1999 resulted in a gain of $3.8 million which was recorded as an extraordinary item for the year ended December 31, 1999.

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenues. Revenues increased 354% from $26.0 million for the year ended December 31, 1997 to $118.0 million for the year ended December 31, 1998. The increase was caused primarily by an increase in buying group revenues attributable to the Block Acquisition which accounted for $51.7 million of the increase, an increase in managed care revenues attributable to the Block Vision and MEC acquisitions, the addition of three capitated contracts and the expansion of an existing contract which accounted for $36.2 million of the increase. Managed care revenues on a comparable basis increased 35% over 1997 levels for business units operated by the Company for the entire year. The Company's revenue mix changed from 1997 to 1998, as a full year of revenue was recognized for the Company's buying group in 1998 compared to three months in 1997.

         Refractive and Ambulatory Surgery Center Operating Expenses. Refractive and ambulatory surgery center operating expenses increased from $0 for the year ended December 31, 1997 to $3.7 million for the year ended December 31, 1998. Refractive and ambulatory surgery center operating expenses consisted of salaries, wages and benefits of certain clinic staff, professional fees, medical supplies, advertising, building and occupancy costs, operating lease expenses and other general and administrative costs related to the operation of RSCs and ASC's. This increase was caused primarily by the 1998 Acquisitions.

         Medical Claims. Medical claims expense increased 199% from $14.1 million for the year ended December 31, 1997 to $42.2 million for the year ended December 31, 1998. The Company's medical claims ratio increased from 75.1% for the year ended December 31,1997 to 76.7% for the year ended December 31, 1998. This increase was primarily attributed to higher utilization under basic vision care plans. As a percentage of managed care revenues, vision care wellness service contracts increased to 45% of managed care revenues for the year ended December 31, 1998. Medical claims expense consists of payments by the Company to its Affiliated Providers for vision care wellness services, medical and surgical eye care services and facility services. These payments are based on fixed payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules.

         Cost of Buying Group Sales. Cost of buying group sales were incurred by the Company as a result of its acquisition of Block Vision. The cost of buying group sales consists of the costs of various optical products which are shipped directly to the providers of eye care services. The Company completed the sale of the buying division in 1999.

         General and Administrative Expenses. General and administrative expenses increased 136.1% from $7.8 million for the year ended December 31, 1997 to $18.4 million for the year ended December 31, 1998. This increase was caused primarily by the 1998 Acquisitions, staff necessary to support the Company's retail optical division, practice management and managed care businesses and increases in travel expenses, professional fees and occupancy costs. General and administrative expenses consisted primarily of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters and its managed care service centers as well as professional fees, advertising, building and occupancy costs, operating lease expenses and other general and administrative costs related to the maintenance of a headquarters operation. As a percentage of revenues, general and administrative expenses decreased from 30.0% for the year ended December 31, 1997 to 15.6% for the year ended December 31, 1998. This decrease was caused primarily by increased economies of scale resulting from the Company's expanding business. General and administrative expenses for the year ended December 31, 1998 include approximately $2.5 million of business integration costs discussed above, which are expected to be eliminated throughout 1999. General and administrative expenses for the year ended December 31, 1998 included approximately $0.5 million in intercompany amounts which remained unreconciled at December 31, 1998 and were written off in 1998.

         Depreciation and Amortization. Depreciation and amortization expense increased 382.0% from $0.5 million for the year ended December 31, 1997 to $2.5 million for the year ended December 31, 1998. As a percentage of revenues, depreciation and amortization expense remained relatively constant at 2.0% and 2.1% for the years ended December 31, 1997 and 1998, respectively.

         Restructuring and Other Charges. Restructuring and other charges were incurred as a result of the Company's Restructuring Plan previously discussed.

         Start-up and Software Development Costs. Start-up costs were incurred due to the Company's early adoption of the provisions of AICPA Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-up Activities" and AICPA Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Start-up costs relate to start-up activities associated primarily with refractive surgery center initiatives in 1998, and software development costs are associated with the Company's implementation of the Great Plains accounting software system in 1998.

         Merger Costs. Merger costs were incurred as a result of the EyeCare One and VIPA pooling of interests and consist primarily of professional fees.

         Interest Expense. Interest expense increased 337.3% from $0.9 million for the year ended December 31, 1997 to $4.1 million for the year ended December 31, 1998. The increase was caused by an increase in the debt outstanding from $27.3 million at December 31, 1997 to $84.4 million at December 31, 1998.

         Discontinued Operations. Income from discontinued operations for the year ended December 31, 1998 represented the results of operations of the Company's Retail Optical Chains and PPM businesses. Income from discontinued operations for the year ended December 31, 1997 represented the results of operations of EyeCare One and the PPM businesses. The Company's Retail Optical Chains were sold effective August 31, 1999. Additionally, the Company has allocated a portion of its interest expense to discontinued operations in 1998 based on the net assets attributed to the Retail Optical Chain operations.

         Extraordinary Charges. The Company incurred extraordinary charges of $1.9 million for the year ended December 31, 1998 in connection with amendments to its credit facility. These extraordinary charges represented the write-off of unamortized deferred loan costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings and private debt and equity financings. Net cash used in operating activities for the year ended December 31, 1999 was $6.4 million as compared to net cash used in operating activities of $9.0 million for the year ended December 31, 1998. The improvement in 1999 was attributable to favorable working capital changes resulting from the collection of buying group division receivables which were retained by the Company when the division was sold. Cash consumed by operations before working capital changes increased $2.5 million in 1999 due to significantly higher professional fees.

         Net cash provided by investing activities for the year ended December 31, 1999 was $30.6 million and resulted primarily from the sales of the Company's Retail Optical Chains and buying group division.
This was offset by purchases of medical equipment and office furniture related to the Company's new laser surgery centers as well as purchases in the normal course of business. Net cash used in investing activities for the year ended December 31, 1998 was $48.7 million and resulted from payments for acquisitions, medical equipment, office furniture and capitalized acquisition costs.


         Net cash used in financing activities for the year ended December 31, 1999 was $24.1 million and was primarily attributable to payments on the Company's credit facility as a result of the sales of the Company's Retail Optical Chains and the buying group division. Net cash provided by financing activities for the year ended December 31, 1998 was $53.2 million and was primarily attributable to increased borrowings under the Company's credit facilities.

         On January 30, 1998, the Company entered into a five-year, $50.0 million credit agreement (the "Credit Agreement") with the Bank of Montreal as agent (the "Agent") for a consortium of banks (the "Banks"). The Credit Agreement, which was to mature in January 2003, provided the Company with a revolving credit facility component in an aggregate amount of up to $10.0 million and a term loan component in an aggregate amount of up to $40.0 million. Borrowings under the Credit Agreement were secured by a pledge of the stock of substantially all of the Company's subsidiaries as well as the assets of the Company and certain of its subsidiaries. Obligations under the Credit Agreement were guaranteed by certain of the Company's subsidiaries. The Credit Agreement contained negative and affirmative covenants and agreements that placed restrictions on the Company regarding disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as required the maintenance of certain financial ratios. The interest rate on the Credit Agreement was, at the option of the Company, either (i) the London InterBank Offered Rate plus an applicable margin rate, (ii) the greater of (a) the Agent's prime commercial rate or (b) the "federal funds" rate plus 0.5%, or (iii) a fixed rate loan as determined by the Agent at each time of borrowing. At the closing of the Credit Agreement, the Company used approximately $26.9 million of its available borrowing to repay the outstanding balance under the Company's bridge credit facility with Prudential Credit and related accrued interest and transaction costs. As of June 30, 1998, the Company had used approximately $48.3 million of its available borrowings under the Credit Agreement.

         On July 1, 1998, the Company entered into a restated $100.0 million credit agreement (the "Restated Credit Agreement") with the Bank of Montreal as agent for a consortium of banks. The Restated Credit Agreement was used, in part, for early extinguishment of the Company's outstanding balance of approximately $48.3 million under its prior Credit Agreement. The remaining balance under the Restated Credit Agreement was used for working capital, acquisitions and general corporate purposes. The Restated Credit Agreement included a seven-year term loan of $70.0 million and a $30.0 million, five-year revolving and acquisition facility. Other terms and conditions were substantially the same as the prior Credit Agreement with a slightly higher margin spread on the seven-year term portion. At December 31, 1998, approximately $81.6 million was outstanding under the Restated Credit Agreement.

         On February 23, 1999, the Company entered into an amendment to the Restated Credit Agreement (the "First Amendment"). The First Amendment provided a $50.0 million term loan maturing in June 2005 with quarterly principal payments of one percent beginning in June 1999, a $20.0 million term loan maturing in June 2003 with quarterly principal payments of approximately $1.3 million beginning in September 2000, a $12.5 million term loan which was to be utilized for acquisitions and capital expenditures maturing in June 2003, and a $7.5 million revolving credit facility maturing in June 2003. The First Amendment resulted in a reduction of $10.0 million in the total borrowing capacity of the Company. The First Amendment also revised certain of the covenants and included a slightly higher margin spread on the seven-year term portion. Other terms and conditions were substantially the same as the Restated Credit Agreement.

         On June 11, 1999, the Company entered into a second amendment to the Restated Credit Agreement (the "Second Amendment" and together with the Restated Credit Agreement and the First Amendment, the "Amended and Restated Credit Agreement"). The Second Amendment principally revised certain financial covenants in connection with the credit facility which the Company was previously unable to meet, terminated early the Company's unused portion of its borrowing capacity relative to the acquisition component of the credit facility which was scheduled to expire June 30, 1999 and waived the Company's non-compliance with certain obligations under the Amended and Restated Credit Agreement through the date thereof.

         On August 30, 1999, the Company entered into a third amendment to the Amended and Restated Credit Agreement (the "Third Amendment"). The Third Amendment provided for the consent to the sale of the Company's Retail Optical Chains to ECCA by the Banks and Agent as parties to the Amended and Restated Credit Agreement, revised certain covenants and financial ratios and waived the Company's non-compliance with certain obligations under the Amended and Restated Credit Agreement through the date thereof. On August 31, 1999 the sale of the Company's Retail Optical Chains to ECCA was consummated. Of the proceeds received by the Company, $30.8 million was used to permanently reduce the Company's term loan borrowings and $2.8 million was used to reduce the outstanding balance under the Company's $7.5 million revolving credit facility.

         On November 12, 1999, the Company entered into a fourth amendment to the Amended and Restated Credit Agreement (the "Fourth Amendment"). Pursuant to the Fourth Amendment, a bridge loan facility of $3.0 million was made available to the Company which was to mature on November 26, 1999. Waivers were extended on a short-term basis regarding certain of the Company's violations of loan covenants and repayment obligations.

         On November 24, 1999, the Company entered into a fifth amendment to the Amended and Restated Credit Agreement (the "Fifth Amendment"). Pursuant to the Fifth Amendment, the repayment date for the bridge facility was extended, and waivers with respect to violations of certain covenants including payment of certain interest and principal amounts currently due were granted until December 10, 1999.

         On December 3, 1999, the Company entered into a sixth amendment to the Amended and Restated Credit Agreement (the "Sixth Amendment"). Pursuant to the Sixth Amendment, availability under the bridge loan facility was increased from an aggregate of $3.0 million to an aggregate of $4.4 million, the repayment date of the bridge loan facility was extended, and waivers for violations of certain covenants and principal and interest payments due were granted until January 31, 2000.

         On December 10, 1999, the Company entered into a seventh amendment to the Amended and Restated Credit Agreement (the "Seventh Amendment"). Pursuant to the Seventh Amendment, availability under the bridge loan facility was increased to an aggregate of $9.4 million, the repayment date of the bridge loan facility was extended until March 31, 2000 and waivers regarding violations of certain covenants and payment obligations currently due were granted until December 31, 1999.

Pursuant to the Seventh Amendment, the Company agreed to provide the Banks with a weekly operating budget and to obtain approval from the Banks for all significant cash expenditures.

         On December 29, 1999, the parties to the Amended and Restated Credit Agreement executed a waiver letter (the "December Waiver"). The December Waiver extended the waivers provided by the Seventh Amendment regarding violations of certain covenants and payment obligations currently due until February 29, 2000 while the Company explored the possibility of the sale of the entire business or a substantial portion of its assets. The December Waiver granted the Company the ability to use a portion of the proceeds from the sale of the physician practice management businesses to meet its "reasonable and necessary" operating expenses until the sale of the Company was consummated.

         On February 29, 2000, the parties to the Amended and Restated Credit Agreement executed a waiver letter (the "February Waiver"). The February Waiver related to the Company's announcement that it had entered into a definitive merger agreement with OptiCare and extended the waivers provided by the Seventh Amendment until the earlier of March 24, 2000 or the termination of the merger agreement with OptiCare pursuant to its terms.

         On March 20, 2000, the parties to the Amended and Restated Credit Agreement executed a waiver letter (the "March Waiver"). The March Waiver extended (i) the waivers provided by the Seventh Amendment and the December and February Waivers and (ii) the bridge facility due date, until the earlier of April 14, 2000 or the termination of the merger agreement with OptiCare pursuant to its terms.

         On April 14, 2000, the parties to the Amended and Restated Credit Agreement executed a waiver letter (the "April Waiver"). The April Waiver extended (i) the waiver provided by the Seventh Amendment and the December, February and March Waivers and (ii) the bridge facility due date until the earlier of May 5, 2000 or the termination of the merger agreement with OptiCare pursuant to its terms.

         On May 5, 2000, the parties to the Amended and Restated Credit Agreement executed a waiver letter (the "May Waiver"). The May Waiver extended
(i) the waiver provided by the Seventh Amendment and the December, February, March and April Waivers and (ii) the bridge facility due date until the earlier of May 19, 2000 or the termination of the merger agreement with OptiCare pursuant to its terms.

         On November 20, 1997, the Company completed the sale of 2,300,000 shares of its Common Stock at a price of $9.50 in a secondary public offering (the "Secondary Offering"). The net proceeds of $20.5 million from the Secondary Offering were used to fund a portion of the consideration for the Block Acquisition.

         In October 1997, the Company received a commitment from Prudential Credit for a credit facility in the aggregate amount of $37.0 million pursuant to a Note Purchase Agreement (the "Bridge Credit Facility"). Approximately $27.0 million of the Bridge Credit Facility was available, if needed, to fund the cash portion of the Block Acquisition to the extent that net proceeds from the Company's Secondary Offering were insufficient for such purpose. The remaining balance of approximately $10.0 million of the Bridge Credit Facility was available for optometry and ophthalmology practice acquisitions. The Company borrowed $5.6 million and $6.5 million for use in funding the cash portions of the Block Acquisition and LaserSight Acquisitions, respectively. Additionally, the Company borrowed approximately $3.5 million for use in the funding of certain optometry and ophthalmology practice acquisitions. Amounts borrowed pursuant to the Bridge Credit Facility were secured by a first security interest in all of the Company's assets. The Bridge Credit Facility was required to be repaid at the earlier of six months from the date of any borrowing from the Bridge Credit Facility or upon the closing of any future debt or equity offering by the Company. The Bridge Credit Facility contained negative and affirmative covenants and agreements which included covenants requiring the maintenance of certain financial ratios. The Company repaid its Bridge Credit Facility borrowings in full from available proceeds under its Credit Agreement.

         On August 18, 1997, the Company completed the sale of 2,100,000 shares of its Common Stock at a price of $10.00 per share in an initial public offering (the "Initial Public Offering"). The net proceeds from the Initial Public Offering were used to repay substantially all of the Company's outstanding indebtedness and to provide funding for the acquisitions of optometry and ophthalmology clinics and ASCs.

         In April 1997, the Company entered into a credit facility in the aggregate amount of $4.9 million with Prudential Securities Group Inc. ("Prudential") pursuant to a note and warrant purchase agreement" (as amended and restated, the "Note and Warrant Purchase Agreement"). The proceeds from the borrowing were used to repay the Company's credit facility with Barnett Bank N.A. in the principal amount of $2.0 million and for general working capital purposes. Under the Note and Warrant Purchase Agreement, the Company issued a senior note secured by all the Company's assets (the "Prudential Note"). The Prudential Note accrued interest at 10% per annum with a maturity of the earlier of January 1, 1998 or upon completion of the Initial Public Offering. In addition, the Note and Warrant Purchase Agreement included a detachable warrant to purchase 210,000 shares of Common Stock at an exercise price equal to $10.00 per share, the price of the Common Stock in the Initial

Public Offering. The number of shares of Common Stock covered by the warrants and the exercise price were subject to adjustment under certain circumstances. The Prudential Note was repaid by the Company from the net proceeds of the Initial Public Offering.

         In February 1997, the Company borrowed an aggregate of $2.0 million from Piper Jaffray Healthcare Fund II Limited Partnership ("Piper Jaffray") for working capital purposes pursuant to the issuance of senior subordinated notes bearing interest at 10% per annum (the "1997 Subordinated Notes"). The 1997 Subordinated Notes included a detachable warrant to purchase an aggregate of 333,333 shares of Common Stock which had an exercise price of $6.00 per share. The number of shares of Common Stock covered by the warrants and the exercise price were subject to adjustment under certain circumstances. The 1997 Subordinated Notes were repaid by the Company from the net proceeds of the Initial Public Offering.

         In December 1996, the Company borrowed an aggregate of $1.3 million from certain individuals for working capital purposes pursuant to the issuance of senior subordinated notes bearing interest at 10% per annum (the "1996 Subordinated Notes"). The 1996 Subordinated Notes included detachable warrants to purchase an aggregate of 208,333 shares of Common Stock at an exercise price of $6.00 per share. The number of shares of Common Stock covered by the warrants and the exercise price were subject to adjustment under certain circumstances. The 1996 Subordinated Notes were repaid by the Company from the net proceeds of the Initial Public Offering.

         The Company has treated as deferred compensation the issuance of shares of restricted stock in September and October 1996 for future services related to various business development initiatives and management incentives. In September 1996, the Company entered into a five-year services agreement with its Chief Medical Officer, a current director of the Company, and issued 108,133 shares of restricted Common Stock. These shares were valued at $2.77 per share or $300,000. Of these shares, 40% vested immediately, and the Company recorded a business development charge of $120,000. The remaining 60% of the shares were recorded as an offset in stockholders' equity as deferred compensation in the amount of $180,000. In June 1999, the Company expanded its relationship with the individual to strengthen its refractive care initiative and provided such individual with options to acquire 100,000 shares at $3.69 per share with 100% vesting. The Company recorded start-up cost of $0.2 million in the second quarter of 1999 in connection with such grant. In October 1996, the Company entered into a five-year advisory agreement with an industry consultant who is the current Chairman of the Board of the Company and issued 125,627 shares of restricted Common Stock, which were to vest over the life of the advisory agreement. These shares were valued at $2.77 per share or $349,000. The Company recorded the issuance of these shares as an offset in stockholders' equity as deferred compensation. This deferred compensation is being amortized as the shares vest on a pro rata basis. In June 1999, the Company expanded its relationship with the individual to strengthen its refractive care initiatives and provided such individual with options to acquire 100,000 shares at $3.44 per share, with 100% vesting. The Company recorded start-up cost of $0.1 million in the second quarter of 1999 in connection with such grant.

         On June 11, 1999 the Company entered into Subscription Agreements with an entity controlled by one of the Company's current directors and with the Company's Chief Medical Officer, who is also a current director, for the purchase of the Company's Common Stock. The aggregate proceeds received by the Company of approximately $1.1 million were used for working capital purposes.

         The Company believes the effects of inflation have not had a material adverse impact on its operations or financial condition to date. Substantial increases in prices in the future, however, could have a material adverse effect on the Company's results of operations.

         During the fourth quarter of 1999, the Company's liquidity was adversely impacted by the announced exit from the PPM business as collection of PPM management fee revenues during the negotiation process declined significantly. However, during the first quarter of 2000, the Company began completing the sale of the practice assets back to physicians or affiliates. The resulting proceeds provided additional resources to fund operations. As of March 31, 2000, the Company had sold eleven practices and received proceeds of approximately $5.2 million. Management has been aggressively reducing staff and related overhead spending, carefully managing business unit operating cash flow and negotiating for the divestiture of the remaining PPM businesses in an effort to further improve the Company's liquidity position and restore profitability.

         While the Company believes that the OptiCare transaction will ultimately be consummated, there can be no assurance that it will. The failure of the OptiCare transaction to be consummated could have a material adverse effect on the Company. The Company has experienced significant losses and is currently dependent upon the cooperation, approvals and availability of waivers from the Banks as parties to its credit facility for operating capital. If the Company is unable to consummate the merger with OptiCare, it would immediately need to obtain additional capital by offering debt or equity securities to fund its operations. There can be no assurance that such capital will be available, if at all, on a timely basis or on terms acceptable to the Company. Furthermore, the Company would have to obtain certain additional waivers with respect to its credit facility in order to raise such capital, and there can be no assurance that such waivers would be forthcoming. Should the merger with OptiCare not occur, the Company is not currently aware of, nor is it presently permitted to solicit under its Merger Agreement with OptiCare, any other potential purchaser that could acquire the Company under similar terms or in a satisfactory period of time.


ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its Amended and Restated Credit Agreement, which is used to maintain liquidity and fund the Company's business operations. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company did not use derivative instruments to adjust the Company's interest rate risk profile in 1999.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-K, the annual report and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The terms "Vision Twenty-One," "Company," "we," "our" and "us" refer to Vision Twenty-One, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Form 10K, the annual report and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things:

                  (i) the consummation of the proposed merger transaction contemplated between the Company and OptiCare Health Systems, Inc. ("OptiCare");

                  (ii)      our financial prospects;

                  (iii)     our exit from the PPM business;

                  (iv) our financing plans including our ability to meet our obligations under our current credit facility and obtain satisfactory operating and working capital;

                  (v) trends affecting our financial condition or results of operations including our divestiture of business units;

                  (vi) our operating strategy including the shift in focus to managed care and refractive and ambulatory surgery center businesses;

                  (vii) the impact on us of current and future governmental regulations;

                  (viii) our current and future managed care contracts and the impact such contracts have on gross profit;

                  (ix) our ability to maintain our relationships with Affiliated Providers and our ability to maintain strategic relationships with selected retail optical companies;

                  (x) our ability to grow our refractive and ambulatory surgery center business;

                  (xi) our ability to operate the managed care business efficiently, profitably and effectively;

                  (xii) our integration of systems and implementation of cost savings and reduction plans;

                  (xiii) our expected savings from the restructuring programs;

                  (xiv) our current and expected future revenue and the impact of the consolidation of infrastructure and business divestitures may have on our future performance;

                  (xv) the expected growth of laser vision correction procedures and return on invested capital;

                  (xvi) our timely filing of Securities and Exchange Act Reports; and

                  (xvii) the purported class action complaints and the Caremark and Block Group actions filed against the Company.

         You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

                  (i) the inability to close the proposed merger transaction with OptiCare;

                  (ii) the inability of the conditions to the closing of the OptiCare transaction to be satisfied, including, but not limited to, obtaining any required consents, approvals of the shareholders of both companies, the restructuring of the bank debt of the Company and OptiCare and OptiCare obtaining the required financing;

                  (iii) our inability to sell certain business units and any potential losses arising therefrom;

                  (iv) our inability to obtain sufficient cash from our credit facility and business divestitures to fund our ongoing operations including severance obligations and contingent payment obligations;

                  (v) our loss of, changes in, or inability to keep, key personnel, management or directors;

                  (vi) our inability to close on agreements to unwind our practice management agreements or to pay the purchase price adjustment amounts owed to ECCA or otherwise enter into acceptable settlement agreements;

                  (vii) any unexpected increases in or additional charges or losses related to the unwinding of our managed practices;

                  (viii) the continuation of operating and net losses being experienced by the Company and increases in such losses;

                  (vix) any material inability to acquire additional sufficient capital at a reasonable cost to fund our continued operations or to maintain compliance with our credit facility;

                  (x)       the inability to maintain our managed care business;

                  (xi) any adverse changes in our managed care business, including but not limited to, the inability to renew existing managed care contracts or obtain future contracts or maintain and expand our Affiliated Provider network;

                  (xii) our inability to negotiate managed care contracts with HMOs;

                  (xiii) our inability to successfully and profitably operate our managed care business or for existing managed care contracts to positively impact gross profit;

                  (xiv) any adverse change in our medical claims to managed care revenue ratio;

                  (xv) changes in state and/or federal governmental regulations which could materially affect our ability to operate or materially affect our ability to consummate the proposed transaction with OptiCare;

                  (xvi) any adverse governmental or regulatory changes or actions, including any healthcare regulations and related enforcement actions or the inability to obtain required consents for the OptiCare transaction;

                  (xvii) the inability to maintain or obtain required licensure in the states in which we operate;

                  (xviii) our stock price and OptiCare's stock price and events that may adversely impact OptiCare's business and it's ability to consummate the merger transaction with the Company;

                  (xix) our inability to successfully open, integrate and profitably operate, RSCs and ASCs;

                  (xx) the degree current shortages in refractive surgery equipment adversely impacts the Company's access to same;

                  (xxi) consolidation of our competitors, poor operating results by our competitors, or adverse governmental or judicial rulings against our competitors;

                  (xxii) our inability to realize any significant benefits, cost savings or reductions from our restructuring program;

                  (xxiii) our inability to increase and expand vision care and refractive surgery programs and other desired initiatives;

                  (xxiv)    unexpected cost increases;

                  (xxv) our inability to successfully defend against the class action lawsuits, the Caremark lawsuit, the Block Group lawsuit or any additional litigation that currently exists or may arise in the future;

                  (xxvi) Our inability to timely file our required reports with the SEC or to maintain the listing of our common stock on Nasdaq, and

                  (xxvii) other factors including those identified in our filings from time-to-time with the SEC.

         The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-K and annual report or to reflect the occurrence of unanticipated events.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A)  FINANCIAL STATEMENTS

         (1) Financial Statements. The Company's Financial Statements included in Item 8 hereof, as required, including the report of the Independent Auditors, are as follows:

Report of Independent Auditors....................................................................................      31
Consolidated Balance Sheets--December 31, 1998 and 1999...........................................................      32
Consolidated Statements of Operations--Years Ended December 31, 1997, 1998 and 1999...............................      34
Consolidated Statements of Stockholders' Equity (Deficit)--Years Ended December 31, 1997, 1998
   and 1999.......................................................................................................      35
Consolidated Statements of Cash Flows--Years Ended December 31, 1997, 1998 and 1999...............................   36-37
Notes to Consolidated Financial Statements........................................................................   38-58

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Vision Twenty-One, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of Vision Twenty-One, Inc. and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vision Twenty-One, Inc. and Subsidiaries at December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 17, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants in connection with its credit agreement which have been waived by the banks to the earlier of May 19, 2000 or the termination of a merger agreement. Further, the Company is currently dependent upon the cooperation, approvals and availability of waivers from the banks as parties to its credit facilities for operating capital. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 17. The consolidated financial statements and financial statement schedule do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                                     /s/       ERNST & YOUNG LLP



Tampa, Florida
April 7, 2000, except for paragraph 2
   of Note 16, as to which the date is
   April 21, 2000 and except for paragraph
   3 of Note 16, as to which the date is
   May 5, 2000

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                  DECEMBER 31,
                                                                                                  ------------
                                                                                              1998              1999
                                                                                         ------------       -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents...................................................          $  1,514,670       $ 5,032,399
   Accounts receivable due from:
      Buying group members, net of allowances for
        doubtful accounts of approximately $30,000
        at December 31, 1998...................................................             6,288,923                --
      Physicians, patients and surgery centers ................................               687,100         1,852,091
      Managed health benefits payers...........................................             1,573,799           810,606
      Other....................................................................                48,165                --
   Prepaid expenses and other current assets...................................             2,194,509         1,405,321
   Current assets of discontinued operations...................................            22,553,628        20,102,763
                                                                                         ------------       -----------
        Total current assets...................................................            34,860,794        29,203,180
Fixed assets, net..............................................................             4,076,940         5,131,658
Excess of purchase price over fair values of
   net assets acquired, net of accumulated
   amortization of $1,910,826 and $3,500,266 at
   December 31, 1998 and 1999, respectively....................................            52,278,292        47,703,490
Deferred income taxes..........................................................             6,300,000                --
Other assets...................................................................             1,747,597           205,059
Restricted cash................................................................               500,000           500,000
Non current assets of discontinued operations..................................            91,913,501         2,135,300
                                                                                         ------------       -----------
        Total assets...........................................................          $191,677,124       $84,878,687
                                                                                         ============       ===========

                                                                                                   DECEMBER 31,
                                                                                                   ------------
                                                                                             1998               1999
                                                                                         -------------      ------------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable ........................................                             $   4,855,197      $  5,687,289
   Medical claims payable ..................................                                 4,713,995         4,870,837
   Accrued expenses ........................................                                 3,576,486         4,327,040
   Accrued compensation ....................................                                   692,154         1,848,511
   Accrued restructuring charge ............................                                 2,796,000           663,305
   Accrued acquisition costs ...............................                                   165,752                --
   Amount due to ECCA ......................................                                        --         4,031,870
   Current portion of long-term debt .......................                                 1,969,345        58,135,205
   Current portion of obligations under capital leases .....                                    55,523            90,292
   Current liabilities of discontinued operations ..........                                 9,402,156         6,657,260
                                                                                         -------------      ------------
        Total current liabilities ..........................                                28,226,608        86,311,609
Obligations under capital leases, less current portion .....                                   287,651           195,902
Long-term debt, less current portion .......................                                81,217,396           112,500
Deferred income taxes ......................................                                 7,512,000                --
Long-term liabilities of discontinued operations ...........                                   711,856           598,946
                                                                                         -------------      ------------
        Total liabilities ..................................                               117,955,511        87,218,957

Minority interest ..........................................                                        --           409,822

Stockholders' equity (deficit):
Preferred stock, $.001 par value; 10,000,000 shares
  authorized; no shares issued .............................                                        --                --
Common stock, $.001 par value; 50,000,000 shares authorized;
   15,067,025 (1998) and 15,616,854 (1999) shares
   issued and outstanding ..................................                                    15,067            15,617
Additional paid-in capital .................................                                89,196,292        92,981,946
Common stock to be issued (105,164 shares at
   December 31, 1998) ......................................                                 1,053,664                --
Deferred compensation ......................................                                  (300,435)         (192,135)
Note receivable ............................................                                  (172,984)         (172,984)
Accumulated deficit ........................................                               (16,069,991)      (95,382,536)
                                                                                         -------------      ------------
        Total stockholders' equity (deficit) ...............                                73,721,613        (2,750,092)
                                                                                         -------------      ------------
        Total liabilities and stockholders' equity (deficit)                             $ 191,677,124      $ 84,878,687
                                                                                         =============      ============

          See accompanying notes to consolidated financial statements.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED DECEMBER 31,
                                                                                -----------------------
                                                                       1997              1998               1999
                                                                -------------       -------------       -------------
Revenues:
   Refractive and ambulatory surgery centers, net ........      $          --       $   4,084,052       $  12,507,820
   Managed care ..........................................         18,762,158          54,980,006          56,743,696
   Buying group ..........................................          7,260,797          58,959,195          19,150,982
                                                                -------------       -------------       -------------
                                                                   26,022,955         118,023,253          88,402,498
Operating expenses:
   Refractive and ambulatory surgery center operating
       expenses ..........................................                 --           3,688,315          11,477,811
   Medical claims ........................................         14,090,250          42,159,210          42,444,111
   Cost of buying group sales ............................          6,882,199          55,926,173          18,260,819
   General and administrative ............................          7,807,133          18,433,625          27,889,302
   Depreciation and amortization .........................            518,683           2,500,383           3,046,922
   Special items:
      Restructuring and other charges (credits) ..........                 --           6,462,595          (1,413,389)
      Start-up and software development costs ............                 --             932,494             511,768
      Merger costs .......................................                 --             717,835                  --
                                                                -------------       -------------       -------------
                                                                   29,298,265         130,820,630         102,217,344
                                                                -------------       -------------       -------------
Loss from operations .....................................         (3,275,310)        (12,797,377)        (13,814,846)

Amortization of loan fees ................................            178,677             314,208           2,400,831
Interest expense, net ....................................            934,190           4,084,891           5,551,542
Gain on sale of assets, net ..............................                 --                  --            (517,841)
                                                                -------------       -------------       -------------
Loss from continuing operations before income taxes and
   minority interest .....................................         (4,388,177)        (17,196,476)        (21,249,378)

Income taxes .............................................                 --                  --                  --
Minority interest ........................................                 --                  --             (63,398)
                                                                -------------       -------------       -------------
Loss from continuing operations ..........................         (4,388,177)        (17,196,476)        (21,312,776)

Discontinued operations:
   Income from discontinued operations, net of income tax
      benefit of $3,017,000 in 1998 ......................          4,794,399          11,127,191           3,951,838
   Loss on disposal of discontinued operations, net of
      income tax benefit of $1,096,931 in 1999 ...........                 --                  --         (65,722,430)
                                                                -------------       -------------       -------------
Income (loss) before extraordinary items .................            406,222          (6,069,285)        (83,083,368)

Extraordinary item-gain on sale of EyeCare One Corp. .....                 --                  --           3,770,823
Extraordinary item-loss on early extinguishment of debt ..           (323,346)         (1,885,512)                 --
                                                                -------------       -------------       -------------
Net income (loss) ........................................      $      82,876       $  (7,954,797)      $ (79,312,545)
                                                                =============       =============       =============
Basic and diluted income (loss) per common share:
   Loss from continuing operations .......................      $       (0.55)      $       (1.20)      $       (1.39)
   Income from discontinued operations ...................               0.60                0.78                0.26
   Loss on disposal of discontinued operations............                 --                  --               (4.28)
                                                                -------------       -------------       -------------
Income (loss) before extraordinary items .................               0.05               (0.42)              (5.41)
   Extraordinary item-gain on sale of EyeCare One Corp....                 --                  --                0.25
   Extraordinary item-loss on early extinguishment of debt              (0.04)              (0.13)                 --
                                                                -------------       -------------       -------------
Net income (loss) per common share .......................      $        0.01       $       (0.55)      $       (5.16)
                                                                =============       =============       =============

          See accompanying notes to consolidated financial statements.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                    COMMON
                                        COMMON STOCK    ADDITIONAL  STOCK                                               TOTAL
                                      ----------------   PAID-IN    TO BE      DEFERRED      NOTE    ACCUMULATED     STOCKHOLDERS'
                                      SHARES    AMOUNT   CAPITAL    ISSUED   COMPENSATION RECEIVABLE   DEFICIT     EQUITY (DEFICIT)
                                      ------    ------  ----------  ------   ------------ ---------- ------------  ----------------
Balance at December 31, 1996......  4,825,431  $ 4,825 $ 5,987,335 $5,905,965 $(517,035) $ (164,075)  $(7,593,283) $  3,623,732
  Initial and second public
    offering of common shares.....  4,400,000    4,400  37,618,793       --          --          --         --       37,623,193
  Issuance of shares of common
    stock for business
    combinations..................  4,298,740    4,299  31,826,620 (5,905,965)       --          --         --       25,924,954
  Issuance of detachable stock
    purchase warrants.............       --        --      301,500       --          --          --         --          301,500
  Sale of detachable stock
    purchase warrants.............       --        --      548,021       --          --          --         --          548,021
  Compensatory stock options
    accounted for under SFAS 123         --        --      124,949       --          --          --         --          124,949
  Exercise of warrants and options      5,721        6       2,751       --          --          --         --            2,757
  Amortization of deferred
    compensation..................       --        --          --        --     108,300          --         --          108,300
  Issuance of note receivable            --        --          --        --         --      (11,409)        --          (11,409)
  Net income......................       --        --          --        --         --           --        82,876        82,876
  Reclassify undistributed
    earnings in S corporation
    to additional paid-
    in capital....................       --        --      604,787       --         --           --      (604,787)           --
  Capital distribution............       --        --     (598,280)      --         --           --          --        (598,280)
                                   ----------  ------- ----------- ---------  ---------- ----------- ------------  ------------
Balance at December 31, 1997...... 13,529,892  $13,530 $76,416,476 $     --   $(408,735) $ (175,484) $ (8,115,194) $ 67,730,593
  Issuance of shares of
    common stock for
    business combinations.........  1,666,351    1,666  14,109,907       --         --          --          --       14,111,573
  105,164 shares of common
    stock to be issued in 1999
    as additional consideration
    for acquisitions consummated
    in 1997 and 1998..............       --        --          --   1,053,664       --          --          --        1,053,664
  Sale and issuance of detachable
    stock purchase warrants.......       --        --      128,109       --         --          --          --          128,109
  Purchase of common stock........   (168,270)    (168) (1,547,916)      --         --          --          --       (1,548,084)
  Compensatory stock options
    accounted for under
    SFAS 123......................       --        --      202,479       --         --          --          --          202,479
  Exercise of options.............     39,052       39     132,784       --         --          --          --          132,823
  Amortization of deferred
    compensation..................       --        --          --        --     108,300         --          --          108,300
  Collection of note receivable          --        --          --        --        --         2,500         --            2,500
  Net loss........................       --        --          --        --        --           --     (7,954,797)   (7,954,797)
  Capital distribution............       --        --     (245,547)      --        --           --          --         (245,547)
                                   ---------- -------- ----------- ---------  ---------- ----------- ------------  ------------
Balance at December 31, 1998...... 15,067,025  $15,067 $89,196,292 $1,053,664 $(300,435) $ (172,984) $(16,069,991)  $ 73,721,613
Issuance of shares of
    common stock for
    business combinations.........    117,409      117     617,297       --        --          --          --           617,414
Issuance of shares of
    common stock as additional
    consideration for acquisitions
    consummated in  1997 and 1998     145,594      146   1,238,657 (1,053,664)     --          --          --           185,139
Sale of shares to directors           177,099      177   1,062,671      --         --          --          --         1,062,848
Compensatory stock options
    accounted for under
    SFAS 123......................       --        --      443,956      --         --          --          --           443,956
Exercise of options...............     71,204      71      291,651      --         --          --          --           291,722
Issuance of shares for employee
    stock purchase plan...........     38,523      39      131,422      --         --          --          --           131,461
Amortization of deferred
    compensation..................       --        --          --       --      108,300        --          --           108,300
Net loss..........................       --        --          --       --          --         --     (79,312,545)  (79,312,545)
                                   ----------  ------- ----------- ---------  ---------- ----------  ------------   ------------
Balance at December 31, 1999...... 15,616,854 $15,617  $92,981,946 $    --    $(192,135) $ (172,984) $(95,382,536)  $(2,750,092)
                                   ========== ======== =========== =========  ========== ==========  =============  ============

          See accompanying notes to consolidated financial statements.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------
                                                           1997             1998             1999
                                                       ------------     ------------     ------------
OPERATING ACTIVITIES
Net income (loss) .................................    $     82,876     $ (7,954,797)    $(79,312,545)
Adjustments to reconcile net income
   (loss) to net cash used in operating activities:
Net (gain) loss from discontinued operations ......      (4,794,399)     (11,127,191)      61,770,592
Extraordinary item ................................         323,346        1,885,512       (3,770,823)
Depreciation and amortization .....................         518,683        2,500,383        3,046,922
Amortization of loan fees .........................         178,677          314,208        2,400,831
Other amortization ................................              --          662,391               --
Non-cash compensation expense .....................         124,949          310,779          552,256
Gain on sale of assets, net........................              --               --         (517,841)
Interest accretion ................................          50,260               --               --
Minority interest .................................              --               --           63,398
Changes in operating assets and liabilities,
   net of effects from business combinations:
   Accounts receivable, net .......................         107,017       (1,576,141)       5,935,290
   Prepaid expenses and other current assets ......        (626,605)        (633,258)         789,188
   Other assets ...................................        (260,262)         141,111          209,538
   Accounts payable ...............................      (2,743,964)         799,089          832,092
   Medical claims payable .........................        (552,064)       1,158,800          156,842
   Accrued expenses ...............................       1,415,303        1,319,557       (1,400,384)
   Accrued compensation ...........................         142,024          361,337        1,156,357
   Accrued restructuring charge ...................              --        2,796,000       (2,132,695)
   Accrued acquisition costs ......................        (522,963)              --         (165,752)
   Amount due to ECCA..............................              --               --        4,031,870
                                                       ------------     ------------     ------------
   Net cash used in operating activities ..........      (6,557,122)      (9,042,220)      (6,354,864)

INVESTING ACTIVITIES
Payments for fixed assets, net ....................        (121,240)      (3,019,932)      (2,321,789)
Payments for acquisitions, net of
   cash acquired ..................................     (35,452,640)     (41,491,787)        (614,469)
Payments for capitalized acquisition costs ........      (6,170,767)      (3,445,854)         (67,878)
Net proceeds from sale of Block Buying Group ......              --               --        4,340,103
Net proceeds from sale of Retail Optical Chains ...              --               --       29,281,327
Other .............................................        (394,603)        (709,882)              --
                                                       ------------     ------------     ------------
Net cash provided by (used in) investing activities     (42,139,250)     (48,667,455)      30,617,294

                                                                                     YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------------
                                                                           1997              1998              1999
                                                                        ------------     -------------     ------------
FINANCING ACTIVITIES
Net proceeds from sale of common stock .............................      42,850,000                --               --
Payments for offering costs ........................................      (4,385,413)               --               --
Proceeds from long-term debt .......................................      33,913,727       124,684,112       15,832,397
Payments on long-term debt and capital
   lease obligations ...............................................     (19,261,978)      (67,301,133)     (40,891,774)
Proceeds from credit facility ......................................       4,874,000                --               --
Payments on credit facility ........................................      (4,874,000)               --               --
Payments for financing fees ........................................        (717,882)       (2,771,822)        (851,729)
Payments to acquire treasury stock .................................              --        (1,548,084)              --
Proceeds from sale of stock to directors ...........................              --                --        1,062,848
Sale of detachable stock purchase
   warrants and exercise of options ................................         550,778           148,893          291,722
Proceeds from sale of stock issued under an employee
   stock purchase plan .............................................              --                --          131,461
Proceeds from limited partner for minority interest ................              --                --          346,424
Decrease in notes receivable, officers
   and shareholders ................................................         152,080             2,500               --
                                                                        ------------     -------------     ------------
Net cash provided by (used in) financing activities ................      53,101,312        53,214,466      (24,078,651)
                                                                        ------------     -------------     ------------

DISCONTINUED OPERATIONS
   Operating activities ............................................       2,680,882         6,385,746        7,560,404
   Investing activities ............................................      (1,920,509)       (1,788,750)      (3,816,707)
   Financing activities ............................................      (1,718,198)       (2,250,424)        (409,747)
                                                                        ------------     -------------     ------------
   Cash provided by (used in) discontinued operations ..............        (957,825)        2,346,572        3,333,950
                                                                        ------------     -------------     ------------
Increase (decrease) in cash and cash equivalents ...................       3,447,115        (2,148,637)       3,517,729
Cash and cash equivalents at
   beginning of year ...............................................         216,192         3,663,307        1,514,670
                                                                        ------------     -------------     ------------
Cash and cash equivalents at end of year ...........................    $  3,663,307     $   1,514,670     $  5,032,399
                                                                        ============     =============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for interest .............................    $  1,039,606     $   5,490,964     $  5,939,356
                                                                        ============     =============     ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of detachable stock
   purchase warrants ...............................................    $    301,500     $          --     $         --
                                                                        ============     =============     ============
Assets purchased under capital leases ..............................    $     41,000     $          --     $     21,140
                                                                        ============     =============     ============


          See accompanying notes to consolidated financial statements.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


1.  DESCRIPTION OF BUSINESS

         Vision Twenty-One, Inc. and Subsidiaries ("Vision Twenty-One" or the "Company") is a Florida corporation formed in May 1996 as a holding company. The Company's initial subsidiaries were Vision 21 Physician Practice Management Company (MSO) and Vision 21 Managed Eye Care of Tampa Bay, Inc. (MCO).

         Vision Twenty-One, Inc. is a vision care company that is currently focused on the management of refractive and ambulatory surgery centers and the provision of managed care services.

REFRACTIVE AND AMBULATORY SURGERY CENTERS

         The Company owns, or operates under management agreements, refractive and ambulatory surgery centers and provides various operational and support services, equipment, and facilities to local ophthalmologists so that they may perform refractive and other ophthalmic surgical procedures, including cataract surgery. Refractive surgery utilizes a specialized laser to correct common vision problems such as nearsightedness, farsightedness and astigmatism and is typically performed in a refractive surgery center on an outpatient basis. Most other ophthalmic surgical procedures, including cataract surgery, are also performed on an outpatient basis in an ambulatory surgery center.

MANAGED CARE

         The Company's managed care organization contracts with third-party health benefits payers (insurance companies and HMOs) to provide eye care services through a network of associated optometrists and ophthalmologists, retail optical companies and ambulatory surgery centers. The Company's managed care contracts involve the receipt by the Company of vision care premiums from health benefits payers on a fixed amount per-patient-per- month or a percentage of the premiums paid basis. The Company pays the health care providers and bears the risk that the cost and utilization of eye care services by patients may exceed the premiums received. Vision Twenty-One also has contracts for the provision of certain financial and administrative services related to indemnity insurance and fee-for-service plans.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting.

         In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 which defers the implementation of SFAS 133 until years beginning after June 15, 2000. The Company does not anticipate that the adoption of SFAS 133 will have a significant effect on its results of operations or financial position.

USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


RECLASSIFICATION OF FINANCIAL STATEMENTS

         During the fourth quarter of 1999, the Company announced its adoption of a plan to exit from its physician practice management ("PPM") business. Effective August 31, 1999, the Company consummated the sale of the retail optical chain segment of its operations. Prior period financial statements have been restated to show these divisions as discontinued operations.

REVENUE RECOGNITION

Refractive and Ambulatory Surgery Centers

         Net revenues from refractive and ambulatory surgery centers are reported at the estimated realizable amounts from patients, third-party payers and others for services rendered. Revenue under certain third-party payer agreements is subject to retroactive adjustments. Provisions for estimated third-party payer adjustments are estimated in the period the related services are rendered and are adjusted in future periods as final payments are determined.

Managed Care

         Managed care revenues are derived principally from monthly capitation payments from health benefits payers which contract with the Company for the delivery of eye care services. The Company records this revenue on the accrual basis at contractually agreed-upon rates.

         Most of the managed care contracts are for one-year terms that automatically renew and most of the contracts are terminable by either party on sixty days notice.

Buying Group

         The buying group division provided benefits to local optometrists and ophthalmologists (the "Affiliated Providers") through the consolidation and management of purchases of optical goods. The Company aggregated Affiliated Provider purchase orders for optical goods and submitted, on Company purchase orders, the combined purchase orders to suppliers for direct shipment to the Affiliated Providers. From the supplier perspective, the Company was the purchaser and was responsible for supplier payments. The Company assumed the credit risks of its Affiliated Providers. The Company invoiced the Affiliated Providers for their purchases and recognized buying group division revenues upon shipment of merchandise by the suppliers.

MEDICAL CLAIMS PAYABLE

         In accordance with the capitation contracts entered into with certain managed health benefits payers, the Company is responsible for payment of providers' claims. Medical claims payable represent provider claims reported to the Company and an estimate of provider claims incurred but not reported to the Company (IBNR).

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

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

FIXED ASSETS

         Fixed assets are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the various classes of assets, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the term of the lease or the estimated useful life of the improvements. Routine maintenance and repairs are charged to expense as incurred while betterments and renewals are capitalized.

GOODWILL

         In connection with certain of its business combinations, the Company recognized the excess of the purchase price over the fair values of the net assets acquired ("goodwill") from the business combinations, which is being amortized on a straight-line method over 25 or 30 years.

         Amortization expense with respect to Goodwill was approximately $289,000, $1,630,000 and $1,737,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

IMPAIRMENT OF ASSETS

         The Company utilizes Statement of Financial Accounting Standards
No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") to determine whether any impairment of value exists with respect to its fixed assets. In connection with its PPM business which the Company is exiting (see Note 3), the Company previously recognized the value of its long-term business management agreements ("Management Agreements") as identifiable intangible assets. The Company previously utilized SFAS 121 to determine whether any impairment of value existed with respect to its Management Agreements. The previously recognized value of such Management Agreements, net of accumulated amortization, was written off in the year ended December 31, 1999 as a component of the Company's loss on disposal of discontinued operations.

         In accordance with SFAS 121, the Company reviews the carrying value of its fixed assets at least quarterly on an entity-by-entity basis to determine if facts and circumstances exist which would suggest that the fixed assets may be impaired or that the useful life needs to be modified. Among the factors the Company considers in making the evaluation are changes in the specific companies' market position, reputation, profitability and geographical penetration. If indicators are present which may indicate impairments, the Company will prepare a projection of the undiscounted cash flows of the specific entity and determine if the fixed assets are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of the fixed assets to fair value.

         The Company utilizes Accounting Principles Board Opinion No. 17, Intangible Assets ("APB 17") to determine whether any impairment exists with respect to its goodwill. In the event that facts and circumstances indicate that goodwill may be impaired, an evaluation of recoverability would be performed. If such an evaluation is performed, the estimated future undiscounted cash flows would be compared to the asset's carrying value to determine if a write-down is required. The Company did not recognize any impairment losses on goodwill during the years ended December 31, 1997, 1998 and 1999. In connection with the sale of the buying group division of BBG-COA, Inc. (see Note 4), the Company wrote off goodwill of approximately $3,675,000, which is net of accumulated amortization of $174,000. Such amount was written off as a component of the gain recognized on the sale of the buying group division.

CONCENTRATIONS OF CREDIT RISK

         The Company has accounts receivable from physicians, patients and surgery centers. The Company does not believe that there are any substantial credit risks associated with those receivables. The Company does not require any form of collateral from their physicians, patients or surgery centers.

         The Company places cash and cash equivalents with high-quality financial institutions. At times, the Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC).

NET LOSS PER COMMON SHARE

         During 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 requires the presentation of both basic and diluted earnings per share. Basic net income
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common and potential common shares outstanding during the period. Potential common shares consist of the dilutive effect of outstanding options and warrants calculated using the treasury stock method.

STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which is effective for fiscal years beginning after December 15, 1995. Under SFAS 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted.

         The Company accounts for any stock-based compensation arrangements not specifically addressed by APB 25 under the fair value provisions of SFAS 123, including options granted to non-employees. The pro forma disclosures required by SFAS 123 are provided for all stock-based compensation arrangements which are accounted for under APB 25.

INCOME TAXES

         The Company has applied the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), which requires an asset and liability approach for financial accounting and reporting. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and lives that will be in effect when the differences are expected to reverse.

3.  DISCONTINUED OPERATIONS

         Effective August 31, 1999, the Company completed the sale of Vision World, EyeCare One Corp., and The Eye DRx (the "Retail Optical Chains") to Eye Care Centers of America, Inc. ("ECCA"). ECCA is based in San Antonio, Texas and operates a national chain of full-service retail optical stores. In connection with this transaction, the Company received approximately $37,300,000 in cash. Of the proceeds the Company received at closing, approximately $30,800,000 was applied as a permanent pay down of its term debt credit facility, approximately $2,800,000 was paid down under its ongoing $7,500,000 revolving credit facility, approximately $2,400,000 was used for costs and other obligations related to the transaction and approximately $1,250,000 was utilized to fund an escrow arrangement between the parties relative to terms under the agreement. Based on post-closing adjustments, the final sales price was approximately $31,800,000, and the Company has recorded a liability of approximately $4,032,000 to ECCA, net of escrow, with respect to such post-closing adjustments. In addition, Vision Twenty-One has indemnified one of its former managed professional associations for certain partnership obligations. Accordingly, a charge of $200,000 was recorded to loss on disposal of discontinued operations in 1999. A net loss of approximately $3,250,000 was incurred on the transaction.

         On October 25, 1999, the Company announced its intent to exit the business of managing optometry and ophthalmology practices. The details of the plan were finalized in December 1999. The exit of the PPM business is being accomplished through the sale of the practice assets back to the physicians or affiliates and the termination of the Company's long-term business management agreements with the physician practices. As a result, the Company has reclassified its prior period financial statements to reflect the appropriate reporting for its PPM business, as well as the Retail Optical Chains sold during 1999, as discontinued operations. The Company expects to complete its exit of the PPM business by June 30, 2000.

The operating results of these discontinued operations are summarized as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                                         -----------------------
                                                                1997               1998                1999
                                                                ----               ----                ----
Revenues                                                    $43,521,243        $105,393,811        $118,954,364
Operating expenses                                           38,726,844          97,283,620         115,002,526
                                                            -----------        ------------        ------------
Income from discontinued operations before income
    tax benefit                                               4,794,399           8,110,191           3,951,838
Income tax benefit                                                   --           3,017,000                  --
                                                            -----------        ------------        ------------
Income from discontinued operations                           4,794,399          11,127,191           3,951,838
                                                            -----------        ------------        ------------

Loss on disposal                                                     --                  --         (66,819,361)
Income tax benefit                                                   --                  --           1,096,931
                                                            -----------        ------------        ------------
Net loss on disposal                                                 --                  --         (65,722,430)
                                                            -----------        ------------        ------------
Total income (loss) on discontinued operations              $ 4,794,399        $ 11,127,191        $(61,770,592)
                                                            ===========        ============        ============

The net loss on disposal for the year ended December 31, 1999 includes the loss on the sale of Vision World and The Eye DRx of approximately $7,021,000, the estimated loss on exiting the PPM business of approximately $59,798,000 and the income tax benefit of $1,097,000. The estimated loss on exiting the PPM business of approximately $59,798,000 includes the write-off of the net assets of the PPM business of approximately $74,780,000 net of estimated proceeds of approximately $14,982,000. Estimated proceeds includes approximately 1,800,000 shares of the Company's Common Stock to be received as consideration. Since the actual proceeds could differ from estimated proceeds, the actual loss on exiting the PPM business could differ from the estimated loss recognized by the Company.

The gain on sale of EyeCare One Corp. of approximately $3,771,000 is reported as an extraordinary item for the year ended December 31, 1999 because this entity previously was combined with the Company in a merger which was accounted for using pooling of interests accounting. Since the sale of EyeCare One Corp. to ECCA occurred within two years of the merger with the Company, the gain is recorded as an extraordinary item. When the merger with EyeCare One Corp. was completed in March 1998, the Company had not contemplated the sale of EyeCare One Corp.

The operating expenses of the discontinued operations for the year ended December 31, 1997, 1998 and 1999 include an allocation of interest expense and amortization expense of intangible assets of approximately $808,000, $3,702,000, and $3,896,000, respectively. Additionally, in connection with the permanent pay down of its term debt credit facility, approximately $700,000 of capitalized loan costs were expensed and included in operating expenses of the discontinued operations for 1999. The interest expense allocated to discontinued operations was based on the net assets attributed to the operations of the Retail Optical Chains in accordance with the guidance in EITF 87-24, Allocation of Interest to Discontinued Operations.

The assets and liabilities of the discontinued operations primarily include cash, patient accounts receivable, fixed assets, accounts payable and accrued liabilities.


4.  BUSINESS COMBINATIONS

AMERICAN SURGISITE CENTERS, INC.

         In September 1998, the Company acquired substantially all of the assets and assumed certain liabilities of American SurgiSite Centers, Inc., ("American SurgiSite"), an ambulatory surgery center development, management and consulting company located in New Jersey which operates eight ambulatory surgery facilities. In connection with this transaction, the Company paid $1,466,000 in cash, net of cash acquired, and issued 235,366 shares of its Common Stock. In addition, the Company is required to provide additional contingent consideration of up to $3,100,000 if certain post-acquisition targets are met. The acquisition was accounted for by recording the assets and liabilities at fair value. The excess of the purchase price over the fair values of the net assets amounted to approximately $3,000,000 and is being amortized on a straight-line method over 25 years. The operating results of American SurgiSite have been included in the Company's consolidated financial statements since September 1, 1998.

BBG-COA, INC. ACQUISITION

         During November 1997, the Company acquired all of the outstanding stock of BBG-COA, Inc. and all related subsidiaries and affiliated companies ("Block Vision") from Block Vision stockholders. Block Vision provided benefits to Affiliated Providers through the consolidation and management of purchases of optical goods through its buying group division and provides vision benefit management services to health management organizations, preferred provider organizations and other managed care entities through its managed care division. The purchase price for Block Vision included 458,365 shares of the Company's Common Stock valued at approximately $6,050,000, cash of approximately $25,651,000 and the assumption of approximately $3,243,000 in long-term debt. The acquisition was accounted for using the purchase method of accounting, with the purchase price allocated to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $34,000,000 and is being amortized on a straight-line method over 30 years. The operating results of Block Vision have been included in the Company's consolidated financial statements since November 1, 1997. On June 4, 1999, the Company completed the sale of the buying group division. Net proceeds of $4,340,000 received by the Company were primarily used to repay outstanding borrowings under the Company's credit facilities. The Company recognized a gain on the sale of the buying group division of approximately $665,000. Such amount was classified in gain on sale of assets in the Company's consolidated statement of operations for the year ended December 31, 1999.

ACQUISITION FROM LASERSIGHT, INCORPORATED

         During December 1997, the Company acquired all of the outstanding stock of MEC Health Care, Inc. ("MEC") and LSI Acquisition, Inc. ("LSI") from LaserSight, Incorporated. MEC provides vision benefit management services to health maintenance organizations, preferred provider organizations and other managed care entities. LSI provided practice management services to an ophthalmology practice in New Jersey. The purchase price for MEC and LSI included 820,085 shares of the Company's Common Stock valued at $6,500,000 and cash of $6,500,000. The acquisition was accounted for using the purchase method of accounting, with the purchase price allocated to the fair value of the assets acquired and liabilities assumed, subject to the final determination of certain items in connection with the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to approximately $13,000,000 and is being amortized on a straight-line method over 30 years. The operating results of MEC and LSI have been included in the Company's consolidated financial statements since December 1, 1997. The practice management services provided by LSI are being eliminated as part of the discontinuance of the PPM business.

5. FIXED ASSETS

         Fixed assets consist of the following:

                                                                            DECEMBER 31,
                                                                            ------------

DESCRIPTION                                                           1998                 1999
-----------                                                           ----                 ----

Medical equipment and office furniture .........                  $ 4,640,283         $ 6,228,263
Leased equipment ...............................                      362,484             428,655
Leasehold improvements .........................                      178,400             706,643
                                                                  -----------         -----------
                                                                    5,181,167           7,363,561
Less accumulated depreciation and amortization..                   (1,104,227)         (2,231,903)
                                                                  -----------         -----------
                                                                  $ 4,076,940         $ 5,131,658
                                                                  ===========         ===========

Depreciation and amortization of fixed assets totaled approximately $229,000, $870,000 and $1,310,000 in 1997, 1998 and 1999, respectively. Amortization expense related to capital leases is included in depreciation and amortization in the consolidated statements of operations.

6.  LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                                DECEMBER 31,
                                                                                                ------------
                                                                                          1998              1999
                                                                                          ----              ----

Revolving line of credit (limited to $7,500,000) due June 2003, bearing interest at a rate equal to Base Rate plus
   3.75% (12.25% at December 31, 1999) .......................................      $  5,593,413       $  7,134,415
Term loans , $40,700,000 due
   June 2005, $900,000 due June 2003, bearing interest at a rate equal to Base
   Rate plus 3.75%
   (12.25% at December 31, 1999) .............................................        75,970,272         41,622,572
Bridge facility (limited to $9,400,000) due May 2000,
   bearing interest at a rate equal to Base Rate plus
   3.75% (12.25% at December 31, 1999) .......................................                --          7,972,400
Notes payable due through 2001, with interest at 8.50% at
   December 31, 1999 .........................................................         1,623,056          1,518,318
                                                                                    ------------       ------------
                                                                                      83,186,741         58,247,705
Less current portion .........................................................        (1,969,345)       (58,135,205)
                                                                                    ------------       ------------
                                                                                    $ 81,217,396       $    112,500
                                                                                    ============       ============

         On January 30, 1998, the Company entered into a five-year, $50,000,000 credit agreement (the "Credit Agreement") with the Bank of Montreal as agent (the "Agent") for a consortium of banks (the "Banks"). The Credit Agreement, which was to mature in January 2003, provided the Company with a revolving credit facility component in an aggregate amount of up to $10,000,000 and a term loan component in an aggregate amount of up to $40,000,000. Borrowings under the Credit Agreement were secured by a pledge of the stock of substantially all of the Company's subsidiaries as well as the assets of the Company and certain of its subsidiaries. Obligations under the Credit Agreement were guaranteed by certain of the Company's subsidiaries. The Credit Agreement contained negative and affirmative covenants and agreements that placed restrictions on the Company regarding disposition of assets, capital expenditures, additional indebtedness, permitted liens and payment of dividends, as well as required the maintenance of certain financial ratios. The interest rate on the Credit Agreement was, at the option of the Company, either (i) the London InterBank Offered Rate plus an applicable margin rate, (ii) the greater of (a) the Agent's prime commercial rate or (b) the "federal funds" rate plus 0.5%, or (iii) a fixed rate loan as determined by the Agent at each time of borrowing. At the closing of the Credit Agreement, the Company used approximately $26,900,000 of its available borrowing to repay the outstanding balance under the Company's bridge credit facility with Prudential Credit and related accrued interest and transaction costs. As of June 30, 1998, the Company had used approximately $48,300,000 of its available borrowings under the Credit Agreement.

         On July 1, 1998, the Company entered into a restated $100,000,000 bank credit agreement with the Bank of Montreal as agent for a consortium of banks (the "Restated Credit Agreement"). The Restated Credit Agreement was used, in part, for early extinguishment of the Company's outstanding balance of approximately $48,300,000 under its prior Credit Agreement. The remaining balance under the Restated Credit Agreement has been accessed in the past for working capital, general corporate purposes and acquisitions. The Restated Credit Agreement included a seven-year term loan of $70,000,000 and a $30,000,000 five-year revolving credit and acquisition facility. Other terms and conditions were substantially the same as the prior Credit Agreement with a slightly higher margin spread on the seven-year term portion. At December 31, 1998, approximately $81,600,000 was outstanding under the Restated Credit Agreement.

         On February 23, 1999, the Company entered into an amendment to the Restated Credit Agreement (the "First Amendment"). The First Amendment provided a $50,000,000 term loan maturing in June 2005 with quarterly principal payments of one percent beginning in June 1999, a $20,000,000 term loan maturing in June 2003 with quarterly principal payments of approximately $1,300,000 beginning in September 2000, a $12,500,000 term loan which was to be utilized for acquisitions and capital expenditures maturing in June 2003, and a $7,500,000 revolving credit facility maturing in June 2003. The First Amendment resulted in a reduction of $10,000,000 in the total borrowing capacity of the Company. The First

Amendment also revised certain of the covenants and included a slightly higher margin spread on the seven-year term portion. Other terms and conditions were substantially the same as the Restated Credit Agreement.

         On June 11, 1999, the Company entered into a second amendment to the Restated Credit Agreement (the "Second Amendment" and together with the Restated Credit Agreement and the First Amendment, the "Amended and Restated Credit Agreement"). The Second Amendment principally revised certain financial covenants in connection with the credit facility which the Company was previously unable to meet, terminated early the Company's unused portion of its borrowing capacity relative to the acquisition component of the credit facility which was scheduled to expire June 30, 1999 and waived the Company's non-compliance with certain obligations under the Amended and Restated Credit Agreement through the date thereof.

         On August 30, 1999, the Company entered into a third amendment to the Amended and Restated Credit Agreement (the "Third Amendment"). The Third Amendment provided for the consent to the sale of the Company's Retail Optical Chains to ECCA by the Banks and Agent as parties to the Amended and Restated Credit Agreement, revised certain covenants and financial ratios and waived the Company's non-compliance with certain obligations under the Amended and Restated Credit Agreement through the date thereof. Effective August 31, 1999, the sale of the Company's retail optical chains to ECCA was consummated. Of the proceeds received by the Company, $30,800,000 was used to permanently reduce the Company's term loan borrowings and $2,800,000 was used to reduce the outstanding balance under the Company's $7,500,000 revolving credit facility.

         On November 12, 1999, the Company entered into a fourth amendment to the Amended and Restated Credit Agreement (the "Fourth Amendment"). Pursuant to the Fourth Amendment, a bridge loan facility of $3,000,000 was made available to the Company that was to mature on November 26, 1999. Waivers were extended on a short-term basis regarding certain of the Company's violations of loan covenants and repayment obligations.

         On November 24, 1999, the Company entered into a fifth amendment to the Amended and Restated Credit Agreement (the "Fifth Amendment"). Pursuant to the Fifth Amendment, the repayment date for the bridge facility was extended, and waivers with respect to violations of certain covenants including repayments of certain interest and principal amounts currently due were granted until December 10, 1999.

         On December 3, 1999, the Company entered into a sixth amendment to the Amended and Restated Credit Agreement (the "Sixth Amendment"). Pursuant to the Sixth Amendment, availability under the bridge loan facility was increased from an aggregate of $3,000,000 to an aggregate of $4,400,000, the repayment date of the bridge loan facility was extended, and waivers for violations of certain covenants and principal and interest payment due were granted until January 31, 2000.

         On December 10, 1999, the Company entered into a seventh amendment to the Amended and Restated Credit Agreement (the "Seventh Amendment"). Pursuant to the Seventh Amendment, availability under the bridge loan facility was increased to an aggregate of $9,400,000, the repayment date of the bridge loan facility was extended until March 31, 2000 and waivers for violations of certain covenants and repayment obligations currently due were granted until December 31, 1999. Pursuant to the Seventh Amendment, the Company agreed to provide the Banks with a weekly operating budget and to obtain approval from the Banks for all significant cash expenditures.

         On December 29, 1999, the parties to the Amended and Restated Credit Agreement executed a waiver letter (the "December Waiver"). The December Waiver extended the waivers provided by the Seventh Amendment regarding violations of certain covenants and repayment obligations currently due until February 29, 2000 while the Company explored the possibility of the sale of the business or a substantial portion of its assets. The December Waiver granted the Company the ability to use a portion of the proceeds from the sale of the physician practice management businesses to meet its "reasonable and necessary" operating expenses until the sale of the Company was consummated.

         On February 29, 2000, the parties to the Amended and Restated Credit Agreement executed a waiver letter (the "February Waiver"). The February Waiver related to the Company's announcement that it had entered into a definitive merger agreement with OptiCare Health Systems, Inc. ("OptiCare") and extended the waivers provided by the Seventh Amendment until the earlier of March 24, 2000 or the termination of the merger agreement with OptiCare pursuant to its terms (see Note 16).

         On March 20, 2000, the parties to the Amended and Restated Credit Agreement executed a waiver letter (the "March Waiver"). The March Waiver extended (i) the waivers provided by the Seventh Amendment and the December Waiver and February Waiver and (ii) the bridge facility due date, until the earlier of April 14, 2000 or the termination of the merger agreement with OptiCare pursuant to its terms.

         On April 14, 2000, the parties to the Amended and Restated Credit Agreement executed a waiver letter (the "April Waiver"). The April Waiver extended (i) the waiver provided by the Seventh Amendment and the December, February and March Waivers and (ii) the bridge facility due date until the earlier of May 5, 2000 or the termination of the merger agreement with OptiCare pursuant to its terms.

         On May 5, 2000, the Company received an extension of waivers through May 19, 2000 (see Note 16).

         Long-term debt outstanding under the Amended and Restated Credit Agreement has been classified as short-term in the consolidated balance sheet at December 31, 1999, since the waivers received by the Company do not extend to at least January 1, 2001.

         As of December 31, 1999, the aggregate principal maturities of long-term debt, after giving effect to the aforementioned covenant violations, are as follows:


2000.....................................................        $58,135,205
2001.....................................................            112,500
2002.....................................................                 --
2003.....................................................                 --
2004.....................................................                 --
Thereafter...............................................                 --
                                                                 -----------
                                                                 $58,247,705
                                                                 ===========

         In connection with the 1998 amendments to the Company's Credit Agreement, the Company incurred extraordinary charges of $1,885,512 for the year ended December 31, 1998. These extraordinary charges represented the write-off of unamortized deferred loan costs in connection with the early extinguishment of debt.

         Amortization of loan fees for the year ended December 31, 1999 includes approximately $2,100,000 of capitalized loan costs that were expensed because such costs provide no future economic benefit to the Company.

7.  CAPITAL LEASE OBLIGATIONS

         The Company leases equipment under non-cancelable capital leases (with an initial or remaining term in excess of one year). Future minimum lease commitments are as follows:


         Year ending December 31:
         2000.................................................................................    $        118,603
         2001.................................................................................             117,035
         2002.................................................................................              90,139
         2003.................................................................................               2,794
                                                                                                  ----------------
         Total minimum lease payments.........................................................             328,571
         Less amount representing interest....................................................             (42,377)
                                                                                                  ----------------
         Present value of minimum lease payments (including
            current portion of $90,292).......................................................    $        286,194
                                                                                                  ================

8.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         The Company leases its facilities and certain office equipment under non-cancelable operating lease arrangements that expire at various dates, most with options for renewal. As of December 31, 1999, future minimum lease payments under non-cancelable operating leases with original terms of more than one year are as follows:

         2000 .......................................................................................  $ 4,452,000
         2001 .......................................................................................    4,200,000
         2002 .......................................................................................    2,527,000
         2003 .......................................................................................    1,194,000
         2004 .......................................................................................      841,000
         Thereafter .................................................................................      709,000
                                                                                                       -----------
            Total minimum lease payments.............................................................  $13,923,000
                                                                                                       ===========

         Included in total minimum lease payments is approximately $2,859,000 of equipment lease obligations which are expected to be substantially offset by subleases in connection with the Company's exit from the PPM business.

         Rent expense in 1997, 1998 and 1999 was approximately $220,000, $1,152,000 and $3,005,000, respectively.

ASSIGNED FACILITY LEASES

         There are approximately forty facility leases which were assigned to ECCA in connection with its purchase of the Retail Optical Chains where the Company was not released from its liability under such leases (see Note 3). As assignee, ECCA is responsible for the payment of rents to the various landlords, and management is not aware of the existence of any payment or other defaults under such leases which might give rise to a claim against the Company.

PROFESSIONAL LIABILITY

         The Company is insured with respect to medical malpractice risks primarily on a claims-made basis. Management anticipates that the claims-made coverage currently in place will be renewed or replaced with equivalent insurance as the term of such coverage expires. Management is not aware of any reported medical malpractice claims pending against the Company.

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

         On April 20, 1999, the cases were consolidated and one plaintiffs group was appointed lead plaintiff by judicial order on May 6, 1999. This uncertified consolidated class action seeks to hold the Company and one of its officers, who is also a director, as well as two former officers liable for alleged federal securities law violations based upon alleged misstatements and omissions in analyst reports, trade journal articles, press releases and filings with the Securities and Exchange Commission.

         Pursuant to judicial orders, the lead plaintiffs filed an amended consolidated complaint on August 14, 1999. On October 11, 1999, the lead plaintiffs and Michael P. Block executed a stipulation dismissing without prejudice the action against Mr. Block. The Defendants filed a motion to dismiss the amended consolidated complaint on October 15, 1999. The lead plaintiffs served answering papers on December 3, 1999. The motion to dismiss remains under judicial review. The Company believes that it has substantial defenses to this matter and intends to assert them vigorously.

         On or about November 15, 1999, Caremark Rx, Inc. commenced an action in the United States District Court, Middle District, against the Company. The action alleges a breach by the Company of a promissory note and a leased property agreement and is seeking approximately $950,000 in damages. The Company has asserted defenses to the claim and has filed a counter-claim for damages against Caremark Rx, Inc. for breach of contract and unfair trade practices. The Company believes that it has substantial defenses to this matter and intends to assert them vigorously.

         Block Buying Group, LLC (the "Block Group"), an entity owned by Michael Block, the former president of the Company's Block Vision, Inc. subsidiary, has filed a civil action in Palm Beach County Circuit Court seeking to enjoin the proposed merger between the Company and OptiCare. The Company previously sold its eye care buying group business to the Block Group in June of 1999. The Block Group has informed the Company that it believes that the proposed merger with OptiCare is in violation of the non-competition and confidentiality provisions entered into in connection with the June 1999 sale since OptiCare operates a buying group division which currently competes with the Block Group. The consummation of the proposed merger between the Company and OptiCare is subject to certain conditions including resolution of this matter to OptiCare's satisfaction. The failure to consummate the OptiCare transaction could have a material adverse effect on the Company (see Notes 16 and 17). The Company believes that it has substantial defenses to this matter and intends to assert them vigorously.

         The Company has been named as a defendant in an action commenced in the Superior Court of New Jersey on or about March 8, 2000. The action was filed by five optometrists against Charles Cummins, O.D. and Elliot Shack, O.D. ("Cummins and Shack"), the Company, ECCA, and several other defendants who have not been named nor identified. The Company previously purchased certain non-optometric assets of Cummins and Shack in January 1998 which it subsequently sold to ECCA in August, 1999. The action alleges breach of fiduciary duty, breach of covenant of good faith and fair dealing, breach of contract and fraud in connection with purported partnership agreements the optometrists had with Cummins and Shack and seeks an accounting and specific performance as well as unspecified compensatory and punitive damages. The Company believes that it has substantial defenses to this matter and intends to assert them vigorously.

         On or about November 1, 1999, The Source Buying Group, Inc. commenced an action in the United States District Court for the Eastern District of Pennsylvania against Block Vision. The action alleges a breach by Block Vision of a promissory note and is seeking approximately $562,500 representing the accelerated principal balance of the note which the plaintiff alleges is due, together with interest and costs. In the alternative, the plaintiff is seeking approximately $20,800 of interest allegedly due. On or about January 14, 2000, the action was transferred to the United States District Court for the Southern District of Florida. Block Vision has asserted defenses to the claim and has moved to compel arbitration. The plaintiff has filed an opposition to Block Vision's motion for arbitration. The Company believes that it has substantial defenses to this matter and intends to assert them vigorously.

         Management of the Company is unable to determine the impact, if any, that the resolution of the aforementioned lawsuits will have on the financial position or results of operations of the Company. However, there can be no assurances that the resolution of the aforementioned lawsuits will not have a material adverse effect on the Company and further contribute to its negative financial operations (see Note 17).

OTHER

         Laws and regulations governing the Medicare, Medicaid and other programs are complex and subject to interpretation. In the opinion of management, the Company is in compliance with all applicable laws and regulations. The Company is not aware of any pending or threatened investigations involving allegations of potential wrongdoing at the Company. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties and exclusion from the Medicare, Medicaid and other programs.

 9.  INCOME TAXES

         The Company did not have a current or deferred tax provision or benefit for the years ended December 31, 1997, 1998 or 1999.

         At December 31, 1998 and 1999, the Company had temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts measured by income tax reporting purposes. The Company also has net operating loss (NOL) carryforwards available to offset future taxable income. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                                    DEFERRED TAX
                                                                                                  ASSET (LIABILITY)
                                                                                                    DECEMBER 31,
                                                                                          -------------------------------
TEMPORARY DIFFERENCES/CARRYFORWARDS                                                            1998             1999
-----------------------------------                                                       --------------   ---------------
Net operating losses....................................................................  $    5,274,000   $    9,901,000
Restructuring charge....................................................................       1,116,000          250,000
Reserve on investment...................................................................         301,000               --
Accrued expenses........................................................................         147,000        2,344,000
Book: tax differences in leases.........................................................         220,000               --
Difference in book: tax depreciation....................................................              --        2,268,000
Merger costs............................................................................              --        1,636,000
Difference in book: tax amortization....................................................              --       10,256,000
Deferred loan costs.....................................................................              --          782,000
Other...................................................................................         101,000          360,000
Valuation allowance.....................................................................        (859,000)     (27,144,000)
                                                                                          --------------   --------------
         Total deferred tax assets......................................................       6,300,000          653,000
                                                                                          --------------   --------------
Identifiable intangible assets not deductible for tax purposes..........................       5,369,000          136,000
Merger costs............................................................................       1,003,000               --
Accrual to cash conversions.............................................................          73,000          126,000
Difference in book: tax amortization....................................................         628,000               --
Deferred sales proceeds.................................................................              --          319,000
Other deferred tax liabilities..........................................................         439,000           72,000
                                                                                          --------------   --------------
         Total deferred tax liabilities.................................................       7,512,000          653,000
                                                                                          --------------   --------------
Net deferred taxes......................................................................  $   (1,212,000)  $           --
                                                                                          ==============   ==============


         Management believes, considering all available information, including the Company's history of earnings from continuing operations (after adjustments for nonrecurring items, restructuring charges, permanent differences and other appropriate adjustments) and after considering appropriate tax planning strategies, that a valuation allowance of $27,144,000 is necessary to offset the deferred tax assets at December 31, 1999. The increase in the valuation allowance for 1999 is $26,285,000.

         Income taxes on continuing operations are different from the amount computed by applying the United States statutory rate to income before income taxes for the following reasons:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                            1997             1998              1999
                                                                     ---------------    --------------    --------------
Income tax expense (benefit) at the statutory rate ...............   $    (1,492,000)   $   (5,847,000)   $   (7,246,000)
Permanent differences ............................................           101,000           260,000         1,399,000
Effect of purchase price allocation ..............................           877,000                --                --
S corporation (income) loss ......................................          (198,000)               --                --
State taxes, net of federal benefit ..............................          (148,000)         (596,000)         (624,000)
Other ............................................................            77,000           (97,000)               --
Change in valuation allowance ....................................           783,000         6,280,000         6,471,000
                                                                     ---------------    --------------    --------------
Income taxes......................................................   $            --    $           --    $           --
                                                                     ===============    ==============    ==============

The Company has net operating loss carryforwards of approximately $26,313,000 at December 31, 1999 that expire in various amounts from 2009 to 2019.

10.      STOCKHOLDERS' EQUITY (DEFICIT)

PUBLIC OFFERINGS

         During 1997, the Company completed its initial public offering and a secondary offering (collectively referred to as the Offerings) of 2,100,000 and 2,300,000 shares of Common Stock, respectively. The Offerings resulted in gross proceeds of $42,850,000 and net proceeds to the Company, net of underwriters' discounts and other offering expenses, of approximately $37,623,000. The net proceeds of the offerings were used to repay outstanding indebtedness, finance the Block Vision acquisition and for other general corporate uses. In connection with the early extinguishment of certain indebtedness repaid from the net proceeds of the initial public offering, the Company incurred an extraordinary charge of $323,346 during the year ended December 31, 1997.

PRIVATE PLACEMENT

         On June 11, 1999 the Company entered into Subscription Agreements with an entity controlled by one of the Company's current directors and with the Company's Chief Medical Officer, who is also a current director, for the purchase of the Company's Common Stock. The aggregate proceeds received by the Company of approximately $1.1 million were used for working capital purposes.

STOCK OPTION PLANS

         In July 1996, the Board of Directors adopted, and the stockholders of the Company approved, two stock option plans: the Stock Incentive Plan (the "Incentive Plan") and the Affiliated Professionals Stock Plan (the "Professionals Plan" and together with the Incentive Plan, the "Plans"). The purpose of the Plans was to provide directors, officers, key employees, advisors and professionals employed by the Managed Professional Associations with additional incentives increasing their proprietary interest in the Company or tying a portion of their compensation to increases in the price of the Company's Common Stock. The aggregate number of shares of Common Stock reserved for issuance related to the Incentive Plan and the Professionals Plan was 3,000,000. Compensation expense under SFAS No. 123 for the options issued to non-employees was approximately $125,000, $202,000 and $444,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The options vest over three to four-year periods.

         Pro forma information regarding net income is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1999, respectively: risk-free interest rates of 5.50% and 5.70%; a dividend yield of zero; volatility factors of the expected market price of the Company's Common Stock based on industry trends of .947 and .640; and a weighted-average expected life of the options of 3 to 4 years. In addition, for pro forma purposes, the estimated fair value of the options is amortized to expense over the options' vesting period. Based on these assumptions, the pro forma net loss and basic and diluted net loss per common share for the years ended December 31, 1997, 1998 and 1999 would be approximately ($387,000) and ($0.05), ($8,931,000) and ($0.62)
and ($80,897,000) and ($5.26), respectively.

         A summary of the Company's stock option activity and related information is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                           1997                        1998                           1999
                                        --------                     ----------                    ----------
                                                      WEIGHTED                        WEIGHTED                     WEIGHTED
                                                       AVERAGE                        AVERAGE                      AVERAGE
                                                      EXERCISE                        EXERCISE                     EXERCISE
                                         OPTIONS        PRICE          OPTIONS         PRICE         OPTIONS        PRICE
                                        --------     ----------      ----------     ----------     ----------     ----------
Outstanding--beginning of the year ....  562,000     $     4.48         940,799     $     6.90      1,153,835     $     7.12
   Granted ............................  381,465          10.33         313,865           8.46      1,476,472           3.91
   Exercised ..........................     (888)          3.11         (39,052)          3.44        (70,703)          4.10
   Forfeited ..........................   (1,778)          3.11         (61,777)         10.85       (269,440)          6.52
                                        --------     ----------      ----------     ----------     ----------     ----------
Outstanding--end of year ..............  940,799     $     6.90       1,153,835     $     7.12      2,290,164     $     5.27
                                        ========     ==========      ==========     ==========     ==========     ==========

Exercisable at end of year.............  107,999     $     3.21         399,723     $     6.16      1,012,035     $     5.96
                                        ========     ==========      ==========     ==========     ==========     ==========

Weighted-average fair value of
   options granted during the year ....              $     4.90                     $     5.30                    $     1.71
                                                     ==========                     ==========                    ==========

         Significant option groups outstanding at December 31, 1999 and related price and life information are as follows:

                                                                           WEIGHTED
                                                                           AVERAGE
                                                     WEIGHTED AVERAGE      REMAINING                      WEIGHTED AVERAGE
RANGE OF EXERCISE PRICES           OUTSTANDING        EXERCISE PRICE    CONTRACTUAL LIFE   EXERCISABLE     EXERCISE PRICE
------------------------           -----------       ----------------   ----------------   -----------    ----------------
$3.11-$5.48...............            1,679,411         $     3.85          $ 8.96            571,330      $      3.54
$6.00-$9.87...............              439,988               8.35            7.70            295,771             8.07
$10.00-$11.63.............              150,765              10.95            8.10            134,934            11.01
$13.20....................               20,000              13.20            8.00             10,000            13.20
                                     ----------         ----------                         ----------      -----------
                                      2,290,164         $     5.27                          1,012,035      $      5.96
                                     ==========         ==========                         ==========      ===========

STOCK COMPENSATION

         In May 1996, the Company granted 144,705 shares of Common Stock to a consultant as compensation for prior service (the "Grant"). In October 1996, the Company entered into advisory and services agreements (the "Agreements") with the consultant and the Company's Chief Medical Officer whereby they would be entitled to 233,760 shares of common stock as compensation over the term of the Agreements. The Company recorded the issuance of the Common Stock at its fair value on the dates of the Agreements and Grant. The expense was recognized in 1996 for the Grant and over the related terms for the Agreements. For each of the years ended December 31, 1997, 1998 and 1999, the Company amortized approximately $108,000 of deferred compensation under the Agreements. Such amount was capitalized and included in acquisition costs in 1997 and 1998 and was expensed in 1999.

WARRANTS

         From time to time, the Company has issued detachable stock purchase warrants ("warrants"). Each warrant enables the holder to purchase one share of the Company's Common Stock. The warrants generally are issued in connection with debt financings or as advisory fees. Certain of the warrants are sold and others are issued for no consideration. Warrants issued for no consideration are recorded at their fair value at the time of issuance. Fair value is determined by the Company in consultation with its investment bankers based on certain facts and circumstances at the time of issuance. A summary of warrants outstanding at December 31, 1999 is as follows:

                                                                                                           EXERCISE
NUMBER OF                                                                                                    PRICE
WARRANTS                       GRANT DUE                       EXPIRATION DATE                             PER SHARE
---------                      ---------                       ---------------                             ---------

200,000                 December 1996                        December 2003                                  $6.00
333,333                 February 1997                        December 2003                                  $6.00
210,000                 August 1997                          August 2002                                   $10.00
35,000                  October 1997                         October 2002                               $13.25-$13.63
50,000                  November 1997                        November 2002                                 $11.50
100,722                 November-December 1997               November-December 2002                     $8.25-$12.38
45,753                  January 1998                         January 2003                               $8.75-$9.19


EMPLOYEE STOCK PURCHASE PLAN

         In 1998, the Company adopted the Vision Twenty-One, Inc. Employee Stock Purchase Plan ("ESPP"), under which 200,000 shares of the Company's Common Stock are available for purchase by employees. The ESPP was approved by the Company's shareholders at the 1999 Annual Shareholder Meeting. Eligible employees may elect to withhold up to 10 percent of their salary to purchase shares of the Company's Common Stock at a price equal to the lesser of: (a) 85 percent of the closing market price on the first day of each fiscal quarter; or (b) 85 percent of the closing market price on the purchase date. For the year ended December 31, 1999, 38,523 shares were issued under the ESPP.

STATUTORY REQUIREMENTS

         Dividends paid by VIPA are restricted by regulations of the Officer of the Commissioner of Insurance ("OCI"). The payment of cash dividends is limited to available shareholders' equity derived from realized net profits. Based upon the regulatory formula, no amount was available for dividends in 1999 without regulatory approval.

         VIPA is subject to regulation by the OCI, which requires, among other matters, the maintenance of a minimum shareholders' equity. At December 31, 1999, approximately $129,000 of available letters of credit were outstanding to satisfy VIPA's minimum shareholders' equity requirements.

OTHER

         On June 6, 1997, the Company's Board of Directors approved a l-for-1.5 reverse stock split pursuant to the Company's initial public offering of Common Stock. All share and per share amounts in the accompanying consolidated financial statements have been restated to retroactively reflect the reverse split.

         As required in the purchase agreement with LaserSight, the Company repurchased approximately 168,000 shares of its Common Stock from LaserSight on March 10, 1998 for approximately $1,548,000. These shares were reissued as part of the consideration for the acquisition of certain assets of The Eye DRx.

11. LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share for loss from continuing operations:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                          1997              1998             1999
                                                                          ----              ----             ----
Numerator for basic and diluted loss
   per share - loss available to common
   stockholders..................................................  $      (4,388,177)  $ (17,196,476)   $   (21,312,776)
Denominator for basic and diluted loss per share -
   weighted-average shares.......................................          7,975,671      14,385,359         15,377,673
                                                                   -----------------   -------------    ---------------
Basic and diluted loss per share.................................  $           (0.55)  $       (1.20)   $         (1.39)
                                                                   ==================  ==============   ===============

         There were no dilutive securities included in the computations of loss per share in any of the years ended December 31, 1997, 1998 and 1999 because the Company incurred a loss from continuing operations in all such years. Options and warrants to purchase approximately 3,265,000 shares of Common Stock were outstanding at December 31, 1999, but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

12.      EMPLOYEE BENEFIT PLAN

         The Company sponsors the Vision-Twenty One Retirement Savings Plan, a defined contribution plan established under Section 401(k) of the U.S. Internal Revenue Code (the "Plan"). Employees are eligible to contribute voluntarily to the Plan after one-year of continued service and attaining age 21. At its discretion, the Company may contribute 25% of the first 6% of the employee's contribution. Employees are always vested in their contributed balance and vest ratably in the Company's contribution over five years. For the years ended December 31, 1998 and 1999, the expenses related to the Plan were approximately $53,000 and $109,000, respectively. The expense to the Company related to the Plan in 1997 was not material.

13.      RESTRUCTURING PLAN

         During the fourth quarter of 1998, management of the Company committed to and commenced the implementation of a restructuring plan (the "Restructuring Plan") that was designed to facilitate the transformation of the Company into an integrated eye care company. The Restructuring Plan initiatives, which were composed of a number of specific projects, were expected to position the Company to take full operational and economic advantage of recent acquisitions. The Restructuring Plan was to enable the Company to complete the consolidation and deployment of necessary infrastructure for the future, optimize and integrate certain assets and exit certain markets. The Restructuring Plan initiatives resulted in the elimination of over 100 positions throughout the Company and were completed during 1999. The planned initiatives to be undertaken as part of the Restructuring Plan included the integration of managed care service centers and business lines, the consolidation of retail optical back office functions and the consolidation of certain corporate functions.

         The Restructuring Plan resulted in a restructuring charge of approximately $2,796,000 for the year ended December 31, 1998. The restructuring charge was composed of severance costs of approximately $1,914,000 and facility and lease termination costs of approximately $882,000. The restructuring charge of $2,796,000 for 1998 is included in restructuring and other charges (credits) in the consolidated statements of operations.

         For the year ended December 31, 1998, other charges included in restructuring and other charges (credits) in the consolidated statements of operations totaling approximately $3,667,000, included the write-off of certain amounts due from shareholders of managed physician practices related to markets which had been exited under the Restructuring Plan (approximately $1,911,000), an impairment charge related to one business management agreement (approximately $662,000), professional fees associated with the development of the Restructuring Plan (approximately $521,000) and other charges to write-off or write-down assets that would not be realized as a result of the Restructuring Plan (approximately $573,000).

The accrued restructuring charge of $2,796,000 at December 31, 1998 was reduced during 1999 as follows: severance costs of approximately $720,000 were paid and charged to the accrual; severance costs of approximately $531,000 were reversed out of the accrual as a result of employee resignations and a change in estimate; and lease termination costs of $882,000 were reversed out of the accrual as a result of the sale the Retail Optical Chains. The aforementioned reversals of the accrued restructuring charge resulted in a credit to restructuring and other charges (credits) of approximately $1,413,000 in the Company's consolidated statement of operations for the year ended December 31, 1999.

         A summary of restructuring and other charges (credits) as described above is as follows:

                                                                            Year Ended December 31,
                                                                    ----------------------------------------
                                                                     1997           1998            1999
                                                                    ------       ----------      -----------
Restructuring charge (credit)                                       $   --       $2,796,000      $(1,413,389)
Write-off of certain receivables pertaining to markets to be
  exited under the Restructuring Plan                                   --        1,910,402               --
Write-off of identified intangibles for practice affiliations
  to be abandoned                                                       --          662,391               --
Professional fees incurred prior to December 31, 1998 in
  connection with the development of the Restructuring Plan             --          521,000               --
Other charges or write-offs associated with the Restructuring
  Plan                                                                  --          572,802               --
                                                                    ------       ----------      -----------
                                                                    $   --       $6,462,595      $(1,413,389)
                                                                    ======       ==========      ===========

         Prior to implementing the initiatives developed in the Restructuring Plan, the Company expensed other business integration costs of approximately $2,501,000 that were incurred during the fourth quarter of 1998. Such amount was included in general and administrative expenses in the consolidated statements of operations. These business integration costs represented incremental or redundant costs, as well as internal costs, that resulted directly from the development and initial implementation of the Restructuring Plan, but were required to be expensed as incurred. These business integration costs consisted primarily of redundant employee costs and expenses for severed employees through the date of severance, training costs, re-branding costs, relocation costs, retention payments and lease costs for facilities that had been planned for future closure.








14.      SEGMENT REPORTING

         The Company identifies reportable segments based on management responsibility for the strategic business units that offer different products and services. The segments are managed separately based on the fundamental differences in their operations. The Company's operations have been classified into three segments: refractive and ambulatory surgery centers, managed care and buying group. The refractive and ambulatory surgery centers segment includes all activity related to refractive surgery centers and ambulatory surgery centers. The managed care segment includes the operations consisting primarily of Block Vision, MEC and the MCO. The buying group segment includes the operations of the buying group division which was sold effective April 30, 1999. The corporate category includes general and administrative expenses associated with the operations of the Company's corporate and regional offices and expenses not allocated to reportable segments, including the Company's restructuring and other charges (credits).

         The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on income before income taxes, depreciation and amortization, accounting changes, unusual items and interest expense. Summarized financial information concerning the Company's reportable segments for 1997, 1998 and 1999 is as follows:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                          1997              1998             1999
                                                                          ----              ----             ----

Revenues:
   Refractive and ambulatory surgery centers.....................    $            --   $    4,084,052   $    12,507,820
   Managed care..................................................         18,762,158       54,980,006        56,743,696
   Buying group..................................................          7,260,797       58,959,195        19,150,982
                                                                     ---------------   --------------   ---------------
         Total segments..........................................         26,022,955      118,023,253        88,402,498
   Corporate.....................................................                 --               --                --
                                                                     ---------------   --------------   ---------------
         Total revenues..........................................    $    26,022,955   $  118,023,253   $    88,402,498
                                                                     ===============   ==============   ===============
Segment profit:
   Refractive and ambulatory surgery centers.....................    $            --   $      438,239   $       630,455
   Managed care (a)..............................................          1,516,837        2,794,837         4,853,878
   Buying group (b)..............................................            378,598        3,033,022           890,163
                                                                     ---------------   --------------   ---------------
Total segments...................................................          1,895,435        6,266,098         6,374,496
   Corporate.....................................................         (4,652,062)      (8,450,168)      (18,044,041)
                                                                     ---------------   --------------   ---------------
         Total (loss)............................................    $    (2,756,627)  $   (2,184,070)  $   (11,669,545)
                                                                     ===============   ==============   ===============

(a) Managed care segment profit includes general and administrative expenses related to the buying group division which the Company is unable to separately identify from the general and administrative expenses of Block Vision.

(b) Buying group profit represents the gross profit from the sale of optical products.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------
                                                                            1997             1998            1999
                                                                       -------------   --------------    --------------
Depreciation and amortization:
   Refractive and ambulatory surgery centers.....................      $          --   $      111,856    $      167,808
   Managed care..................................................             67,509          319,154           396,372
   Buying group..................................................                 --               --            24,000
                                                                       -------------   --------------    --------------
         Total segments..........................................             67,509          431,010           588,180
   Corporate.....................................................            451,174        2,069,373         2,458,742
                                                                       -------------   --------------    --------------
         Total depreciation and amortization.....................      $     518,683   $    2,500,383    $    3,046,922
                                                                       =============   ==============    ==============
Interest expense, net:
   Refractive and ambulatory surgery centers.....................      $          --   $           --            28,584
   Managed care..................................................             21,375            4,445    $      (64,122)
   Buying group..................................................                 --               --                 0
                                                                       -------------   --------------    --------------
         Total segments..........................................             21,375            4,445           (35,538)
   Corporate.....................................................            912,815        4,080,446         5,587,080
                                                                       -------------   --------------    --------------
         Total interest expense..................................      $     934,190   $    4,084,891    $    5,551,542
                                                                       =============   ==============    ==============
Restructuring and other charges (credits):
   Refractive and ambulatory surgery centers.....................                 --               --                --
   Managed Care..................................................                 --               --                --
   Buying group..................................................                 --               --                --
                                                                       -------------   --------------    --------------
         Total segments..........................................                 --               --                --
   Corporate.....................................................                 --   $    6,462,595    $   (1,413,389)
                                                                       -------------    -------------    --------------
         Total restructuring and other charges...................                 --   $    6,462,595    $   (1,413,389)
                                                                       =============    =============    ==============
Merger costs:
   Refractive and ambulatory surgery centers.....................                 --               --                --
   Managed care..................................................                 --               --                --
   Buying group..................................................                 --               --                --
                                                                       -------------   --------------    --------------
         Total segments..........................................                 --               --                --
   Corporate.....................................................                 --   $      717,835    $           --
                                                                       -------------    -------------    --------------
         Total merger costs......................................                 --   $      717,835    $           --
                                                                       =============    =============    ==============
Extraordinary item:
   Refractive and ambulatory surgery centers.....................                 --               --                --
   Managed care..................................................                 --               --                --
   Buying group..................................................                 --               --                --
                                                                       -------------   --------------    --------------
         Total segments..........................................                                  --                --
   Corporate.....................................................      $     323,346   $    1,885,512    $   (3,770,823)
                                                                       -------------   --------------    --------------
         Total extraordinary item................................      $     323,346   $    1,885,512    $   (3,770,823)
                                                                       =============    =============    ==============

                                                                                               DECEMBER 31,
                                                                                   ------------------------------------
                                                                                          1998             1999
                                                                                   -----------------  -----------------
Total assets:
   Refractive and ambulatory surgery centers...................................    $       1,753,668  $       4,900,535
   Managed care................................................................            6,211,105          6,083,683
   Buying group................................................................            6,288,923                 --
                                                                                   -----------------  -----------------
         Total segments........................................................           14,253,696         10,984,218
                                                                                   -----------------  -----------------
   Corporate...................................................................           62,956,299         51,656,406
                                                                                   -----------------  -----------------
         Total assets of continuing operations.................................    $      77,209,995  $      62,640,624
                                                                                   =================  =================


15.      OTHER RELATED PARTY TRANSACTION

         In 1996, the Company entered into a five-year services agreement with a consulting company which assists the Company with its operational and management development. One of the Company's directors is an employee and sole owner of the consulting company. For the years ended December 31, 1997, 1998 and 1999, the Company paid to the consulting company approximately $600,000, $720,000 and $420,000, respectively. Included in accounts payable at December 31, 1999 was approximately $305,000 owed to the consulting company.

16.      SUBSEQUENT EVENTS

         On February 10, 2000, the Company entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement") with OptiCare Health Systems, Inc. and OC Acquisition Corp. The merger will combine the companies' refractive surgery, ambulatory surgery and managed care businesses. Under the terms of the Merger Agreement, the Company's Common Stock will be converted into OptiCare common stock at an initial exchange ratio of .402 shares of OptiCare common stock for each share of the Company's Common Stock. At the initial exchange ratio, approximately six million shares of OptiCare common stock would be issued in exchange for 100% of the issued and outstanding Common Stock of the Company. The final exchange ratio will be calculated prior to closing in part on the basis of a subsequent determination of the Company's Consolidated Balance Sheet. The merger will be accounted for as a purchase and includes the assumption by OptiCare of approximately $60,000,000 of the Company's outstanding debt. The transaction is subject to certain closing conditions, including, but not limited to, regulatory approvals, the approval of the shareholders of both OptiCare and the Company, the restructuring of certain debt obligations of OptiCare and the Company and the raising by OptiCare of not less than $30,000,000 of equity or mezzanine capital.

         On April 21, 2000, the Block Group and the Company, through counsel, have signed a stipulation to participate in expedited arbitration in accordance with the terms and conditions of the June 1999 sale and to jointly seek the completion of the arbitration on or before June 1, 2000, or as soon thereafter as reasonably possible.

         On May 5, 2000, the parties to the Amended and Restated Credit Agreement executed a waiver letter (the "May Waiver"). The May Waiver extended
(i) the waiver provided by the Seventh Amendment and the December, February, March and April Waivers and (ii) the bridge facility due date until the earlier of May 19, 2000 or the termination of the merger agreement with OptiCare pursuant to its terms.

17.      ABILITY TO CONTINUE AS A GOING CONCERN

         The Company incurred operating losses in each of the years ended December 31, 1998 and 1999. At December 31, 1999, the Company had negative working capital and a deficit in stockholders' equity. Additionally, in 1999 the Company violated a number of covenants in its Amended and Restated Credit Agreement with its Banks and had not made certain required payments under the Amended and Restated Credit Agreement as of December 31, 1999. Because of the covenant violations, the amounts due at December 31, 1999 under the Amended and Restated Credit Agreement of approximately $56,729,000 has been classified as a current liability in the Company's consolidated balance sheet at December 31, 1999.

         The Company has undertaken a number of initiatives to address these matters. As more fully described in Notes 6 and 16, the Company has received waivers on the covenant violations and non-payment of amounts due under the Amended and Restated Credit Agreement. However, such waivers expire upon the earlier of May 19, 2000 or the termination of the Merger Agreement with OptiCare pursuant to its terms. While the Agent and the Banks previously have demonstrated a willingness to provide further waivers to the Company until the merger with OptiCare can be completed, there can be no assurances that additional waivers may be obtained. Under the terms of the Amended and Restated Credit Agreement, the Banks have the right to demand full payment of the amounts owed under the Amended and Restated Credit Agreement if such further waivers are not granted to the Company. The Company's existing financial resources may not be sufficient to enable the Company to repay the entire amount outstanding under the Amended and Restated Credit Agreement if the Banks require payment in 2000.

         Recognizing the need for additional capital to implement its refractive surgery strategy, the Company began to explore a number of strategic alternatives in 1999. Those alternatives included potential capital infusions as well as a sale of all or part of the Company. Exploration of those alternatives led to the Company announcing its proposed merger with OptiCare (see Note 16). If the merger is completed pursuant to the terms of the Merger Agreement, then the Company's shareholders will receive shares in OptiCare and OptiCare will assume approximately $60,000,000 of the Company's outstanding debt. Management of the Company expects the merger to be completed in 2000; however, there can be assurances that the merger will be completed. Termination of the merger could have a material adverse effect on the Company's future operations and financial position.

         In connection with the Restructuring Plan, the discontinuance of the Company's operations related to its Retail Optical Chains and PPM business and the Company's plans to seek a potential buyer for all or part of the remaining businesses, management undertook a number of initiatives to reduce its corporate general and administrative expenses. The success of these initiatives is expected to result in less general and administrative expenses in 2000 as compared to prior years. Coupled with cash proceeds received from the sale of practice assets back to the physicians (see Note 3) in connection with the Company's exiting its PPM business, management believes that the Company will generate sufficient cash flow to continue the Company's remaining operations while negotiating the final terms of the OptiCare merger. However, there can be no assurances that this strategy will be achieved.

         All of these factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
DISCLOSURE

         Not applicable.

                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                          VISION TWENTY-ONE MANAGEMENT

VISION TWENTY-ONE DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth (i) the names, ages and positions of the directors and executive officers of Vision Twenty-One as of April 28, 2000. Each director will hold office until the annual meeting of stockholders following the expiration of his three year term, or until his successor has been elected or qualified. Vision Twenty-One executive officers are appointed by and serve at the discretion and pleasure of the board of directors, subject to the terms of any applicable employment agreements.

NAME                                            AGE                                 POSITION
----                                            ---                                 --------

Bruce S. Maller...............................    46         Chairman of the Board of Directors and Treasurer
Theodore N. Gillette..........................    46         Chief  Executive  Officer,  President,  Secretary  and
                                                             Director(1)(2)
Richard L. Lindstrom, M.D.....................    51         Chief Medical Officer and Director
Peter J. Fontaine.............................    46         Director(1)(2)
Jeffrey I. Katz, M.D..........................    53         Director
Howard S. Hoffmann............................    45         Interim Chief Financial Officer
Andrew Alcorn ................................    44         Senior Vice President

(1)      Member of Compensation Committee
(2)      Member of Audit Committee

         BRUCE S. MALLER, CHAIRMAN OF THE BOARD OF DIRECTORS AND TREASURER. Mr. Maller has served as a Chairman of the Board of Directors and Treasurer of Vision Twenty-One since November 20, 1999 and as a Director since November 1996 and is a vision care consultant to Vision Twenty-One. He is the founder of, and has been the President of, the BSM Consulting Group of Incline Village, Nevada since 1978. BSM provides consulting services in the field of ophthalmology to individual physicians and corporate clients such as Allergan, Inc. and Vision Twenty-One. Mr. Maller has served as a Director of Gimbel Vision International, Inc., a public company since 1996. Mr. Maller is a frequent lecturer for various medical societies, including the American Academy of Ophthalmology and the American Society of Cataract and Refractive Surgery. Mr. Maller also heads BSM Healthcare Publications, which produces works related to the field of medical practice management. Mr. Maller received his Bachelor of Arts degree from the University of Colorado in 1975.

         THEODORE N. GILLETTE, CHIEF EXECUTIVE OFFICER, PRESIDENT, SECRETARY, AND DIRECTOR. Mr. Gillette has served as Chief Executive Officer, President, and Director of Vision Twenty-One since its inception and has served as Secretary since July 8, 1999. From inception to November 20, 1999, Mr. Gillette served as Chairman of the Board. Mr. Gillette has served as President and Director of Vision Twenty-One's wholly-owned subsidiaries, Vision 21 Physician Practice Management Company and Vision 21 Managed Eye Care of Tampa Bay, Inc. since 1984 and 1993, respectively. He obtained his Doctorate of Optometry from Southern California College of Optometry in 1979 and his Bachelor of Science from Florida State University in 1975.

         RICHARD L. LINDSTROM, M.D., CHIEF MEDICAL OFFICER AND DIRECTOR. Dr. Lindstrom has served as Chief Medical Officer of Vision Twenty-One since September 1996 and has served as a Director since January 1997. Since October 1989, Dr. Lindstrom has maintained a private practice adjacent to the Phillips Eye Institute in Minneapolis where he serves as the Medical Director for Research and Teaching. Dr. Lindstrom holds 22 patents in ophthalmology and has given numerous presentations throughout the world including thirteen named lectures. He is active on multiple educational and advisory boards including chief medical editor of Ocular Surgery News. He has co-authored two books, published fifty chapters in other books and published over three hundred articles in referred journals. Dr. Lindstrom graduated from the University of Minnesota Medical School in 1972 followed by a research residency and cornea fellowship at the University of Minnesota, an Anterior Segment fellowship at Mary Shields Eye Hospital in Dallas and a third fellowship in Glaucoma/Anterior Segment at University Hospitals in Salt Lake City. Dr. Lindstrom has served as a Director of Laser Vision Centers, Inc., a public company, since 1995.

         PETER J. FONTAINE, DIRECTOR. Mr. Fontaine has served as a Director of Vision Twenty-One since July 1996. Mr. Fontaine is currently the Chairman of the Board of Directors and Chief Executive Officer of Discount Auto Parts, Inc., a public company engaged in the business of retail automotive replacement parts, maintenance items and accessories for the Do-It-Yourself ("DIY") consumer and commercial sales. He has been employed by Discount Auto Parts, Inc. in various capacities since 1975. Mr. Fontaine has served on the Board of Directors of Discount Auto Parts, Inc. since 1996 and as its Chief Executive Officer since 1978. From 1994 to January 1997, Mr. Fontaine also served as its President.

         JEFFREY KATZ, M.D., DIRECTOR. Dr. Katz has served as a Director of Vision Twenty-One since January 1997. Dr. Katz has operated an ophthalmology practice at the Eye Institute of Southern Arizona in Tucson since 1984. He also serves as a clinical associate professor in the Department of Ophthalmology at the University of Arizona in Tucson and is the past president of the Tucson Ophthalmologic Society. Dr. Katz graduated from George Washington University Medical School in 1972. He was chief of ophthalmic surgery at El Dorado Hospital in Tucson and has served as the Medical Director for the Tucson Laboratory of the Arizona Lions Eye Bank since 1978.

         HOWARD S. HOFFMANN, INTERIM CHIEF FINANCIAL OFFICER. Mr. Hoffmann has served as Interim Chief Financial Officer of the Company since November 29, 1999. He is currently a principal of Nightingale & Associates, LLC, a management consulting firm which specializes in turnaround situations. Mr. Hoffmann has over twenty years of financial, operational and general management experience in a wide range of industries including computer hardware and software, consumer products, financial services, health care, distribution and transportation. Mr. Hoffmann joined Nightingale & Associates in 1990 after serving as Interim Chief Financial Officer of two privately held businesses. He began his career with Irving Trust Company as a commercial lending officer and later served as Vice President Corporate Lending at Bank of America. Mr. Hoffmann is presently serving as a director of Illinois Superconductor Corporation, a publicly traded telecommunications equipment supplier.

         ANDREW ALCORN, SENIOR VICE PRESIDENT. Mr. Alcorn has served as Senior Vice President of Vision Twenty-One since August 1999 and has provided oversight of the Company's managed care business unit since November 1999. Mr. Alcorn has also served in various executive positions at Block Vision, Inc. since 1993 and currently serves as Block Vision's President.

         Pursuant to the terms of Vision Twenty-One's Articles of Incorporation and Bylaws, the Board of Directors has the power to set the number of directors. The number of directors is presently set at eight members. Currently there are three vacancies. The directors are divided into three classes. Each director in a particular class is elected to serve a three-year term or until his or her successor is duly elected and qualified. The classes are staggered so that their terms expire in successive years resulting in the election of only one class of directors each year. The Class I director is Dr. Katz, with two seats left open due to the resignation of Richard T. Welch as a director on November 20, 1999, and the resignation of Mr. Martin F. Stein as a director on February 11, 2000. The Class II director is Mr. Fontaine, with one seat left open due to Mr. Richard Sanchez's desire not to seek re-election at the Company's 1999 annual meeting of stockholders. The Class III directors are Drs. Gillette and Lindstrom and Mr. Maller. The terms of the current Class III directors will expire at the annual meeting of the stockholders of Vision Twenty-One in 2000. The terms of the current Class I and Class II directors will expire at the annual meetings in 2001 and 2002, respectively. The Vision Twenty-One Board of Directors is considering candidates to fill the vacancies left in Classes I and II.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has established two committees, the Audit and Compensation Committees. Vision Twenty-One's two independent directors, Messrs. Peter J. Fontaine and Martin F. Stein served on Vision Twenty-One's Audit and Compensation Committees. As a result of Mr. Stein's resignation, Vision Twenty-One currently has a vacancy on both the Audit and Compensation Committees. The Board of Directors does not have a Nominating Committee. The entire Board of Directors functions as a Nominating Committee, and the Board will consider written recommendations from stockholders for nominations to the Board of Directors in accordance with the procedures set forth in the By-Laws of Vision Twenty-One. There are no arrangements or understandings between any director or nominee and any other person concerning service or nomination as a director. The Board of Directors held four formal meetings during 1999.

         The Audit Committee consisted of Director Theodore N. Gillette and Vision Twenty-One's two independent Directors, Messrs. Fontaine and Stein. As a result of Mr. Stein's resignation from the Board of Directors, the Company anticipates that Mr. Katz will become a member of the Audit Committee to fill the vacancy caused by Mr. Stein's departure. The Audit Committee recommends the appointment of the independent public accountants of Vision Twenty-One, discusses and reviews the scope and fees of the prospective annual audit and reviews the results thereof with the independent public accountants, reviews and approves non-audit services of the independent public accountants, reviews compliance with existing major accounting and financial policies of Vision Twenty-One, reviews the adequacy of the financial organization of Vision Twenty-One, reviews management's procedures and policies relative to the adequacy of Vision Twenty-One's internal accounting controls and compliance with federal and state laws relating to accounting practices, and reviews and approves (with the concurrence of the majority of the disinterested directors of Vision Twenty-One) transactions, if any, with affiliated parties.

         The Compensation Committee consisted of Director Theodore N. Gillette and Vision Twenty-One's two independent directors, Messrs. Fontaine and Stein. The Company expects to fill the vacancy in the Compensation Committee caused by Mr. Stein's departure. The Compensation Committee's principal function is to make recommendations to the Board of Directors with respect to the compensation and benefits to be paid to key executive officers, and perform other duties prescribed by the Board with respect to employee stock plans and benefit programs.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, all of such reports were timely filed for 1999 except for the following: Dr. Lindstrom filed a Form 4 three days late resulting from his June 1999 purchase of shares from the Company and eight days late resulting from purchases of Company stock in September 1999. Dr. Katz filed a timely Form 4 for September 1999 purchases which also added, by way of amendment, previously omitted purchases and corrected and erroneous Form 4 filed for his June 1999 purchases.

ITEM  11.  EXECUTIVE COMPENSATION

                       COMPENSATION OF EXECUTIVE OFFICERS

         The following table is a summary of the compensation paid or accrued by Vision Twenty-One for the last three fiscal years for services rendered in all capacities to Vision Twenty-One by the Chief Executive Officer and each of the persons who qualified as a "named executive officer" (as defined in Item 402(a)(3) of Regulation S-K under the Securities Exchange Act of 1934) during fiscal year 1999 ("Named Executive Officers").

                                                                                        LONG-TERM
                                                          ANNUAL                      COMPENSATION
                                                       COMPENSATION                      AWARDS
                                                       ------------                   ------------
                                                                                       SECURITIES
                                                                                       UNDERLYING/            ALL OTHER
NAME AND PRINCIPAL POSITION                      YEAR                SALARY $            OPTIONS           COMPENSATION $
---------------------------                      ----                --------          ----------          --------------

Theodore N. Gillette
   Chief Executive Officer..................       1997                220,000                 --             11,138
        ....................................       1998                220,000                 --             15,062
        ....................................       1999                220,000                 --             21,525(1)
Robert P. Collins
   Chief Operating Officer and Executive
   Vice President...........................       1999                187,932            150,000             52,141(2)

Andrew Alcorn
   Senior Vice President....................       1997                 18,333             20,000              1,205
        ....................................       1998                220,000             10,000              8,600
        ....................................       1999                220,000             50,000              8,676(3)

FORMER OFFICERS
---------------

Richard L. Sanchez
   Executive Vice President.................       1997                180,000                 --              8,368
        ....................................       1998                180,000                 --             15,169
        ....................................       1999                180,000(4)              --             17,157(5)
Richard T. Welch
   Chief Financial Officer..................       1997                150,000             70,000                 --
        ....................................       1998                180,000                 --             10,891
        ....................................       1999                180,000(4)              --             11,541(6)

-------------------------
(1) Amounts for fiscal year 1999 represent an automobile allowance of $8,374, premiums paid by Vision Twenty-One for a life insurance policy of $7,475, premiums paid by Vision Twenty-One for a disability policy of $3,176, and $2,500 in matching 401K contributions.

(2) Mr. Collins commenced employment with the Company in February 1999, and the amount includes relocation payments made to Mr. Collins in the amount of $45,776 and an automobile allowance of $6,365. Mr. Collins' position was eliminated on April 21, 2000 resulting in his departure from the Company.

(3) Amount represents an automobile allowance of $6,464 and matching 401K contributions of $2,212.

(4) Represents the salaries paid by the Company to Mr. Welch and Mr. Sanchez for the portion of the year in which they were employed by Vision Twenty-One and includes severance payments paid or accrued during the year pursuant to severance agreements of $13,846 and $48,475, respectively.

(5) Amount represents an automobile allowance of $9,030, premiums paid by Vision Twenty-One for a life insurance policy of $6,155 and Vision Twenty-One's matching portion of 401K contributions of $1,972.

(6) Amount represents an automobile allowance of $9,049 and Vision Twenty-One's matching portion of 401K contributions of $2,492.

EMPLOYMENT AGREEMENTS WITH CERTAIN VISION TWENTY-ONE OFFICERS

         Vision Twenty-One and Theodore N. Gillette have each entered into an Employment Agreement (the "Gillette Employment Agreement"), pursuant to which Mr. Gillette has agreed to serve as Vision Twenty-One's Chief Executive Officer. The Gillette Employment Agreement is for a term of five years ending on September 30, 2001 and is renewable for subsequent one-year terms by mutual agreement of the parties. Mr. Gillette will receive an annual base salary which is subject to review by the Compensation Committee of the Board of Directors at annual intervals and may be adjusted from time to time as the Compensation Committee deems to be appropriate. Mr. Gillette is eligible for an annual incentive bonus, up to 50% of his annual base salary, in an amount to be determined by the Compensation Committee to the extent that Vision Twenty-One achieves certain performance measures set by the Committee. Mr. Gillette received no increase in his base compensation and waived his bonus for fiscal year 1999 in order that Vision Twenty-One's resources could be channeled toward Vision Twenty-One's growth strategy. Mr. Gillette is also entitled to receive stock options or other stock awards under Vision Twenty-One's Stock Incentive Plan to the extent that the Compensation Committee determines such awards to be appropriate. The Gillette Employment Agreement provides that in the event that Mr. Gillette's employment is terminated by Vision Twenty-One other than (i) for cause, (ii) upon death or disability, or (iii) upon voluntary termination by the employee, Mr. Gillette will be entitled to receive from Vision Twenty-One monthly payments equal to one-twelfth of the employee's annual base salary for each month during the remaining term of the Gillette Employment Agreement, but not less than twenty-four months. The Gillette Employment Agreement provides that if Mr. Gillette's employment is terminated other than for cause within twelve months following a change of control of Vision Twenty-One (as defined in the agreement), Vision Twenty-One shall pay Mr. Gillette thirty-six monthly payments of one-twelfth of the sum of such employee's base salary plus his previous year's bonus, if any. The Gillette Employment Agreement also contains a covenant not to compete with Vision Twenty-One for a period of twenty-four months following termination of employment.

         Vision Twenty-One and Robert P. Collins are parties to an Employment Agreement (the "Collins Employment Agreement"), pursuant to which Mr. Collins agreed to serve as the Executive Vice President and Chief Operating Officer of Vision Twenty-One. The term of the Collins Employment Agreement is five years and is renewable for subsequent one-year terms by mutual agreement of the parties. Under the Collins Employment Agreement, Mr. Collins will receive an initial annual base salary of $215,000 which is subject to review by the Compensation Committee of the Board of Directors at annual intervals and may be adjusted from time to time as the Compensation Committee deems to be appropriate. Under the Collins Employment Agreement, Mr. Collins has agreed to devote his best efforts and substantially all of his business time and services to the business and affairs of Vision Twenty-One. Mr. Collins will be eligible for annual incentive bonuses, up to 50% of his annual base salary, in an amount to be determined by the Compensation Committee of the Board of Directors to the extent that Vision Twenty-One achieves certain performance measures set by the Committee. Under the Collins Employment Agreement, Mr. Collins received non-statutory stock options to purchase 75,000 shares of Common Stock pursuant to Vision Twenty-One's Stock Incentive Plan. The options are exercisable at a price of $3.88 per share and vest pro rata over a five-year period on the anniversary date of the grant. Mr. Collins is also entitled to receive such additional stock options or other stock awards under Vision Twenty-One's Stock Incentive Plan to the extent the Compensation Committee determines such awards to be appropriate. The Collins Employment Agreement provides that in the event that Mr. Collins' employment is terminated by Vision Twenty-One other than (i) for cause, (ii) upon death or disability, or (iii) upon voluntary termination by the employee, Mr. Collins will be entitled to receive from Vision Twenty-One monthly payments equal to one-twelfth of the employee's annual base salary for each month during the remaining term of the Collins Employment Agreement, but not less than twenty-four months. In the event of a change in control (as defined in the Employment Agreement), each Employment Agreement provides that if such employee's employment is terminated other than for cause within twelve months following a change of control of Vision Twenty-One (as defined in the agreement), Vision Twenty-One shall pay such employee twenty-four monthly payments of one-twelfth of the sum of such employee's base salary plus his previous year's bonus, if any. The Collins Employment Agreement also contains a covenant not to compete with Vision Twenty-One for a period of twelve months following termination of employment. Mr. Collins left the employment of Vision Twenty-One on April 21, 2000.

         Vision Twenty-One and Andrew Alcorn are parties to an Employment Agreement (the "Alcorn Employment Agreement"), pursuant to which Mr. Alcorn has agreed to serve as President of the Company's Managed Care Division. The term of the Alcorn Employment Agreement is two years, and is renewable for subsequent one-year terms by mutual agreement of the parties. Under the Alcorn Employment Agreement, Mr. Alcorn will receive an initial annual base salary of $225,000 which is subject to review by the Compensation Committee of the Board of Directors at annual intervals and may be adjusted from time to time as the Compensation Committee deems to be appropriate. Under the Alcorn Employment Agreement, Mr. Alcorn has agreed to devote his best efforts and substantially all of his business time and services to the business and affairs of Vision Twenty-One. Mr. Alcorn will be eligible for annual incentive bonuses, up to 40% of his annual base salary, in an amount to be determined by the Compensation Committee of the Board of Directors to the extent that Vision Twenty-One achieves certain performance measures set by the Committee. Under the Alcorn Employment Agreement, Mr. Alcorn received non-statutory stock options to purchase 50,000 shares of Common Stock pursuant to Vision Twenty-One's Stock Incentive Plan. The options are exercisable at a price of $3.50 per share. The shares vest pro rata on an equal basis over a three-year period beginning December 31, 2000. Mr. Alcorn is also entitled to receive such additional stock options or other stock awards under Vision Twenty-One's Stock Incentive Plan to the extent the Compensation Committee determines such awards to be appropriate. The Alcorn Employment Agreement provides that in the event Mr. Alcorn's employment is terminated by Vision Twenty-One other than (i) for cause, (ii) upon death or disability, or (iii) upon voluntary termination by the employee, Mr. Alcorn will be entitled to receive from Vision Twenty-One monthly payments equal to one-twelfth of the employee's annual base salary for each month during the remaining term of the Alcorn Employment Agreement, but not less than twelve months. The Alcorn Employment Agreement provides that if Mr. Alcorn's employment is terminated other than for cause within twelve months following a change of control of Vision Twenty-One (as defined in the agreement), Vision Twenty-One shall pay Mr. Alcorn twelve equal monthly payments of one-twelfth of the sum of such employee's base salary plus his previous year's bonus, if any. The Alcorn Employment Agreement also contains a covenant not to compete with Vision Twenty-One for a period of twelve months following termination of employment.

NIGHTINGALE AGREEMENT

         Vision Twenty-One and Nightingale & Associates, LLC ("Nightingale") are parties to a consulting services agreement dated November 24, 1999 (the "Nightingale Agreement") pursuant to which Nightingale provides certain consulting services including, but not limited to, the services of Mr. Hoffmann as Interim Chief Financial Officer reporting directly to the Board of Directors. The Nightingale Agreement may be terminated by either party at any time. Under the Nightingale Agreement, Nightingale is paid based upon hourly rates for individuals performing services for the Company and out of pocket expenses. Mr. Hoffmann's hourly rate is $325.00. Vision Twenty-One is also obligated to pay Nightingale a performance fee under certain circumstances, including but not limited to the consummation of a merger transaction. Under the Nightingale Agreement, Nightingale received options to purchase 150,000 shares of Vision Twenty-One Common Stock at an exercise price of $1.13 per share, 50,000 of which are fully vested and 100,000 of which vest pro rata over the four quarters of 2000 and become immediately vested upon the consummation of a merger transaction.

BSM AGREEMENT

         Vision Twenty-One entered into an agreement with BSM Consulting Group ("BSM") effective November 23, 1999. This agreement contracted with Mr. Maller through BSM to be Chairman of the Board and to assume overall control of the operations of the Company. The fees payable under this agreement are up to $6,250 per week, plus expenses. The use of any other BSM services other than Mr. Maller's time would be billed at customary rates less a 20% discount. Additionally, Mr. Maller was awarded an additional 100,000 stock options in February 2000 that vest pro rata over the four quarters of 2000 and become immediately vested upon the consummation of a merger transaction. The strike price would be based on the 5 day average closing price prior to the date of issue.

STOCK OPTIONS

         Vision Twenty-One has options outstanding under its 1996 Stock Incentive Plan (the "Stock Incentive Plan"). Options granted are for the right to acquire Vision Twenty-One's Common Stock. The following tables provide information concerning the option grants during 1999 to Named Executive Officers, aggregate share option exercises in 1999 and year-end option values for unexercised stock options held by each of the Named Executive Officers. The options were granted under the Company's Stock Incentive Plan. In addition, no grants of stock appreciation rights ("SARS") were made by the Company in fiscal year 1999. Pursuant to the Securities Exchange rules, the options granted table also shows the potential realizable value of the options granted at the end of the option terms (ten years) assuming the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, the potential realizable value of the options granted will be zero.

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR 1999

                                                                                     POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL
                                                                                        RATES OF STOCK PRICE APPRECIATION FOR
                                          INDIVIDUAL GRANTS                                          OPTION TERM (2)
                       ----------------------------------------------------------    --------------------------------------------
                                     PERCENT OF
                       NUMBER OF        TOTAL
                      SECURITIES       OPTIONS
                      UNDERLYING     GRANTED TO     EXERCISE OR
                        OPTIONS     EMPLOYEES IN     BASE PRICE
       NAME             GRANTED      FISCAL YEAR       ($/SH)      EXPIRATION DATE       0%             5%             10%
       ----           ----------    ------------    -----------    ---------------       --             --             ---
Andrew Alcorn           50,000           5.2            3.50        May 31, 2009        $.00         $49,000         $182,000
Robert P. Collins(1)    75,000           7.8            3.88        July 20, 2000       $.00         $     0         $      0

                        75,000           7.8            3.50        July 20, 2000       $.00         $     0         $      0

---------------------

(1) Due to the elimination of Mr. Collins' position, these options remain exercisable only through July 20, 2000.

(2) Based upon Vision Twenty-One's closing stock price of $2.75 on December 31, 1999.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

                                                                 NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                                      UNDERLYING                       IN-THE-MONEY
                               SHARES                          UNEXERCISED OPTIONS AT                   OPTIONS AT
                              ACQUIRED                           DECEMBER 31, 1999                 DECEMBER 31, 1999(2)
                                 ON            VALUE           -----------------------             --------------------
NAME                         EXERCISE(1)    REALIZED(1)     EXERCISABLE     UNEXERCISABLE      EXERCISABLE   UNEXERCISABLE(3)
----                         -----------    -----------     -----------     -------------      -----------   -----------------

Andrew Alcorn                                    --            12,500          67,500            $    .00      $    .00
Robert P. Collins                                --            25,000         125,000            $    .00      $    .00
Richard T. Welch                                 --           150,000              --            $    .00      $    .00

-------------
(1) There were no options exercised during fiscal year 1999 by any Named Executive Officer.
(2) Based upon Vision Twenty-One's closing stock price of $2.75 at December 31, 1999.
(3) The unexercisable portion of shares issuable pursuant to stock options were not in-the-money at December 31, 1999.
(4) Pursuant to Mr. Welch's severance agreement, these options are exercisable until November 30, 2002.

COMPENSATION PLANS

         Vision Twenty-One maintains the following plans for the benefit of employees, directors and executive officers

         THE STOCK INCENTIVE PLAN. Vision Twenty-One does not maintain a defined benefit pension plan or other actuarial retirement plan for named executive officers or otherwise. The Stock Incentive Plan authorizes Vision Twenty-One to grant eligible officers, employees, consultants and directors of Vision Twenty-One awards consisting of options to purchase shares of Common Stock, stock appreciation rights, shares of restricted stock or performance shares. The Compensation Committee has the discretion to select the particular officers, employees and consultants who will receive awards. On March 31, 2000, approximately 550 officers and employees of Vision Twenty-One were eligible to participate. The particular terms of the stock options and other awards granted to eligible employees will be established by the Compensation Committee within the limitations set forth in the provisions of the Stock Incentive Plan. Eligible employees and other participants generally are not required to provide Vision Twenty-One with consideration for the awards (other than their services), but stock options will require the optionees to pay an option exercise price based on the fair market value of the shares of Common Stock at the time the grant of the options was approved by the Compensation Committee. Stock options granted to employees under the Stock Incentive Plan may be either Stock Options intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code or nonstatutory Stock Options which do not so qualify. Stock Options will expire no later than the tenth anniversary of the date of grant and become exercisable under such vesting schedules as may be established by the Compensation Committee. Vesting of the awards granted under the Stock Incentive Plan may be accelerated in the event of a change in corporate control, as defined in and upon the terms of the Stock Incentive Plan. The Compensation Committee has discretionary authority to accelerate the vesting of stock options and other awards in any other circumstances it determines to be appropriate, and the stock option agreements under the Stock Incentive Plan may provide for accelerated vesting upon death, disability, and, in some cases, termination of employment without cause.

         The Stock Incentive Plan can be amended by the Board from time to time in any manner the Board deems to be advisable, except that the Board must obtain shareholder approval for amendments that require shareholder approval under the federal tax or securities laws or the NASDAQ National Market System stock exchange, including amendments to increase the aggregate number of shares available for issuance under the Stock Incentive Plan.

         THE EMPLOYEE STOCK PURCHASE PLAN. On October 19, 1998, the Board of Directors adopted an Employee Stock Purchase Plan, which was subsequently approved by Shareholders at the 1998 annual meeting, in order to encourage Company employees to have an ownership interest in Vision Twenty-One. The Employee Stock Purchase Plan is intended to provide employees of Vision Twenty-One and its subsidiaries with an opportunity to acquire shares of Vision Twenty-One's Common Stock at an advantageous price, with savings accumulated through payroll deductions. The purpose of the Employee Stock Purchase Plan is to secure for Vision Twenty-One and its shareholders the benefits inherent in employee stock ownership. The Employee Stock Purchase Plan is administered by the Board of Directors. Subject to adjustment upon changes in the capitalization of Vision Twenty-One, the maximum number of shares of Common Stock available for purchase under the Employee Stock Purchase Plan is 200,000 shares.

         All employees of Vision Twenty-One and its subsidiaries who have been employed for at least sixty (60) days as of the first day of any quarter are eligible to participate in the Employee Stock Purchase Plan, provided that no employee will be eligible if such employee: (i) owns, immediately after any option to acquire Common Stock pursuant to provisions of the Employee Stock Purchase Plan, stock possessing five percent (5%) or more of the total combined voting power or value of all classes of Company stock, (ii) is a member of the Board of Directors or an executive officer of Vision Twenty-One whose compensation must be reported in Vision Twenty-One's proxy statements, or (iii) is an employee whose customary employment is twenty hours or less per week or whose customary employment is for not more than five months in any calendar year.

         The price to eligible employees for each share to be purchased under the Employee Stock Purchase Plan is the lesser of: (i) eighty-five percent (85%) of the Closing Market Price (as hereinafter defined) on the first day of any calendar quarter (the "Offering Date"), or (ii) eighty five percent (85%) of the Closing Market Price (as hereinafter defined) on the first trading day of the third calendar month following the immediately preceding Offering Date (the "Purchase Date"). On each Purchase Date, payroll deductions made in accordance with the Employee Stock Purchase Plan are applied to the purchase of Common Stock from Vision Twenty-One. "Closing Market Price" means the last sale price of the Common Stock as reported on the NASDAQ/National Market System (or any other exchange or quotation system, if applicable) on the date specified; or if no sales occurred on such day, at the last sale price reported for the Common Stock; but if there should be any material alteration in the present system of reporting sales prices of such Common Stock, or if such Common Stock should no longer be listed on the NASDAQ/National Market System (or other exchange or quotation system), or if the last sale price reported shall be on a date more than 30 days from the date in question, the market value of the Common Stock as of a particular date shall be determined in such a method as shall be specified by the Employee Stock Purchase Plan. The foregoing discussion of the Employee Stock Purchase Plan is qualified in its entirety by reference to the copy of the Employee Stock Purchase Plan included with Vision the Twenty-One's Proxy Statement for 1998.

         OTHER PLANS. The Company also maintains a 401K plan and provides health and other insurance benefits to its employees.

VISION TWENTY-ONE DIRECTOR'S COMPENSATION

         Directors are reimbursed for expenses in connection with attendance at Board and Committee meetings. Directors who are not officers of Vision Twenty-One or affiliates of major stockholders are paid $1,000 per meeting plus expenses. In addition, non-employee directors may be awarded options under Vision Twenty-One's 1996 Stock Incentive Plan. See "Vision Twenty-One Certain Relationships and Related Transactions" for additional information on certain directors and members of management.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         Vision Twenty-One's Articles of Incorporation (the "Articles") provide that a Director will not be personally liable to Vision Twenty-One or its stockholders for monetary damages for breach of fiduciary duty as a director, except: (i) for any breach of duty of loyalty; (ii) for acts or omissions not in good faith or which involve intentional misconduct or knowing violations of laws; (iii) for liability under the Florida Business Corporation Act (relating to certain unlawful dividends, stock repurchases or stock redemptions); or (iv) for any transaction from which the director derived any improper personal benefit. Vision Twenty-One's Bylaws provide that Vision Twenty-One will indemnify each director and such of Vision Twenty-One's officers, employees and agents as the Board of Directors shall determine from time to time to the fullest extent provided by the Florida Business Corporation Act.

         Vision Twenty-One has entered into indemnification agreements (the "Indemnification Agreements") with all of its directors and certain of its officers. Similar Indemnification Agreements may from time to time be entered into with additional officers of Vision Twenty-One or certain other employees or agents of Vision Twenty-One. Vision Twenty-One is empowered under its Articles to purchase and maintain insurance or furnish similar protection on behalf of any person who is required or permitted to be indemnified, and Vision Twenty-One has acquired such insurance in connection with such individuals that Vision Twenty-One believes is warranted.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of Vision Twenty-One's Compensation Committee through February 11, 2000, the date of Mr. Stein's resignation from the Board of Directors of Vision Twenty-One, were Theodore N. Gillette, Martin F. Stein and Peter Fontaine. Mr. Stein was appointed to the Committee to replace the position vacated by the resignation of Herbert Pegues. Neither Mr. Stein nor Mr. Fontaine has at any time been an officer of Vision Twenty-One. See "Certain Relationships and other Related Transactions" with respect to the Company's practice management agreement with Mr. Gillette's practices.

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                    VISION TWENTY-ONE PRINCIPAL STOCKHOLDERS

         The following table sets forth, as of April 28, 2000, information as to the beneficial ownership of Vision Twenty-One's Common Stock by (i) each person known to Vision Twenty-One as having beneficial ownership of more than 5% of Vision Twenty-One's Common Stock, (ii) each person serving Vision Twenty-One as a Director on such date and each nominee for Director, (iii) each person serving Vision Twenty-One as an executive officer on such date who qualifies as a "named executive officer" as defined in Item 402(a)(3) of Regulation S-K under the Securities Exchange Act of 1934, and (iv) all of the Directors and executive officers of Vision Twenty-One as a group.

                                                                               SHARES BENEFICIALLY      PERCENT BENEFICIALLY
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                                             OWNED(2)                  OWNED(2)
---------------------------------------                                        -------------------      --------------------

Theodore N. Gillette(3).....................................................          298,158                      2.0%
Peter J. Fontaine(4)........................................................          461,775                      3.2
Richard L. Lindstrom, M.D.(5)...............................................          810,833                      5.5
Jeffrey I. Katz, M.D.(6)....................................................          589,474                      4.1
Bruce S. Maller(7)..........................................................          427,664                      2.9
Howard Hoffmann(8)..........................................................           26,574                        *
Andrew Alcorn(9)............................................................           12,500                        *
All directors and executive officers as a group (6 persons).................        2,626,978                     17.5

------------------------------
*  Less than one percent.

(1) Unless otherwise indicated, the address of each of the beneficial owners identified is 7360 Bryan Dairy Road, Largo, Florida 33777.

(2) Based on 14,526,617 shares of Common Stock outstanding (excluding certain contingent shares held in escrow in conjunction with certain acquisitions). Pursuant to the rules of the Securities and Exchange Commission (the "Commission"), certain shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes (a) the 235,894 shares owned by the Gillette Family Limited Partnership, a Nevada Limited Partnership, over which Mr. Theodore Gillette has voting and investment control as the sole shareholder of the corporate general partner, (b) 9,077 shares owned by Optometric Associates of Florida, P.A. (c) 15,287 shares owned individually and
         (d) 38,000 shares owned by The Ted and Raena Gillette Foundation, which Mr. Gillette has shared voting and investment control.

(4) Includes 460,442 shares owned by the Fontaine Industries Limited Partnership over which Peter Fontaine has voting and investment control and 1,333 shares issuable upon the exercise of stock options granted, pursuant to Vision Twenty-One's 1996 Stock Incentive Plan, which have vested and are fully exercisable.

(5) Includes (a) 111,333 shares issuable upon the exercise of stock options granted pursuant to Vision Twenty-One's 1996 Stock Incentive Plan, which have vested and are fully exercisable and (b) 130,136 shares held individually of which 59,433 shares were purchased from the Company in a private placement and (c) 569,364 shares owned by the Lindstrom Family Limited Partnership II over which Dr. Lindstrom has voting and investment control.

(6) Includes (a) 268,666 shares owned by JKK Holdings, LLP over which Dr. Katz has voting and investment control of which 117,666 shares were purchased from the Company in a private placement and (b) 150,306 shares owned individually and (c) 100,000 shares held indirectly through Katz family trusts and (d) 1,333 shares issuable upon the exercise of stock options granted pursuant to Vision Twenty-One's 1996 Stock Incentive Plan, which have vested and are fully exercisable and
         (e) includes 69,169 shares held in escrow pending conclusion of certain outstanding contingencies related to an ASC acquisition.

(7) Includes (a) 108,976 shares owned by BSM Investment, Ltd. over which Bruce Maller has voting and investment control and (b) 151,333 shares issuable upon the exercise of stock options granted pursuant to Vision Twenty-One's 1996 Stock Incentive Plan which have vested and are fully exercisable and (c) 163,355 shares owned individually and (d) 4,000 shares held indirectly by Maller children and a family trust.

(8) Includes 26,574 shares issuable upon the exercise of stock options granted pursuant to Vision Twenty-One's 1996 Stock Incentive Plan which have vested and are fully exercisable.

(9) Includes 12,500 shares issuable upon the exercise of stock options granted pursuant to Vision Twenty-One's 1996 Stock Incentive Plan which have vested and are fully exercisable.

         Merger with OptiCare. On February 10, 2000, the Company entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement") with OptiCare Health Systems, Inc. and OC Acquisition Corp. The merger will combine the companies' refractive surgery, ambulatory surgery and managed care businesses. Under the terms of the Merger Agreement, the Company's Common Stock will be converted into OptiCare common stock at an initial exchange ratio of
 .402 shares of OptiCare common stock for each share of the Company's Common Stock. At the initial exchange ratio, approximately six million shares of OptiCare common stock would be issued in exchange for 100% of the issued and outstanding Common Stock of the Company. The final exchange ratio will be calculated prior to closing in part on the basis of a subsequent determination of the Company's Consolidated Balance Sheet. The merger will be accounted for as a purchase and includes the assumption by OptiCare of approximately $60,000,000 of the Company's outstanding debt. The transaction is subject to certain closing conditions, including, but not limited to, regulatory approvals, the approval of the shareholders of both OptiCare and the Company, the restructuring of certain debt obligations of OptiCare and the Company and the raising by OptiCare of not less than $30,000,000 of equity or mezzanine capital. The officers and directors of the Company have agreed to vote their shares in favor of the proposed transaction with OptiCare.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        VISION TWENTY-ONE CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth herein briefly describes transactions since the beginning of Vision Twenty-One's last fiscal year between Vision Twenty-One and its directors, officers and 5% stockholders. These transactions have been approved by a majority of Vision Twenty-One's independent directors and were on terms no less favorable to Vision Twenty-One than those that could be obtained from unaffiliated parties.

         Vision Twenty-One entered into a five-year Advisory Agreement in 1996 with Mr. Bruce S. Maller, Chairman of the Board of Vision Twenty-One (the "Advisory Agreement"), pursuant to which Mr. Maller renders certain advisory services to Vision Twenty-One, including the identification and integration of eye care practices and the provision of assistance to Vision Twenty-One with its strategic planning, growth and development. In consideration for such services, Vision Twenty-One issued to Mr. Maller 125,627 shares of Common Stock. The shares issued to Mr. Maller pursuant to the Advisory Agreement are subject to certain piggyback and demand registration rights. In 1995, Vision Twenty-One also entered into a five-year services agreement with the BSM Consulting Group ("BSM"), a consulting company of which Mr. Maller is an employee and the sole owner (the "BSM Services Agreement"), pursuant to which BSM agreed to provide substantial consulting services to assist Vision Twenty-One with its operational and management development. These agreements were terminated effective November 23, 1999 with full vesting of any remaining restricted shares. Payments earned by BSM under the BSM Services Agreement were approximately $725,000 in the year ended December 31, 1999.

         Vision Twenty-One entered into an agreement with BSM effective November 23, 1999. This agreement contracted with Mr. Maller through BSM to be Chairman of the Board and to assume overall control of the operations of the Company. The fees payable under this agreement are up to $6,250 per week, plus expenses. The use of any other BSM services other than Mr. Maller's time would be billed at customary rates less a 20% discount. Additionally, Mr. Maller was awarded, on behalf of BSM, an additional 100,000 stock options in February 2000 that vest pro rata over the four quarters of 2000 and become immediately vested upon the consummation of a merger transaction. The strike price would be based on the 5 day average closing price prior to the date of issue.

         In May 1999, Bruce Maller, a director of the Company, was granted options to purchase 100,000 shares of common stock at an exercise price of $3.44 per share.

         Theodore Gillette, the Chief Executive Officer and a director of Vision Twenty-One, owns a majority interest in Optometric Associates of Florida, P.A. ("OAF"), a Florida professional association located in Tampa, Florida and engaged in the provision of optometry services. Vision Twenty-One earned fees of approximately $562,000 in the year-ended December 31, 1999 under its Management Agreement with OAF.

         Richard L. Lindstrom, M.D., a director of Vision Twenty-One, owns a majority interest in Lindstrom, Samuelson and Hardten Ophthalmology Associates, P.A. ("Lindstrom P.A."), a professional association located in Minneapolis, Minnesota and engaged in the provision of ophthalmology services. Vision Twenty-One earned fees of approximately $1,593,000 in the year ended December 31, 1999 under its Management Agreement with Lindstrom P.A. On December 15, 1999, a letter of understanding was executed between the Company and Lindstrom P.A. This letter contemplates the termination of the Management Agreement effective November 30, 1999 and the subsequent sale of the practice assets back to Lindstrom P.A. On January 1, 2000, Lindstrom P.A. assumed the employment of its respective associates who were formerly employees of Vision Twenty-One. It is anticipated that a sale of the assets, formal termination of the Management Agreement and related releases will be completed by June 30, 2000.

         Vision Twenty-One entered into a services agreement in 1996 with Dr. Richard L. Lindstrom (the "Lindstrom Services Agreement"), a director of Vision Twenty-One, pursuant to which Dr. Lindstrom provides certain consulting and advisory services primarily related to assisting Vision Twenty-One in the identification and integration of Affiliated Providers into Vision Twenty-One's managed eye care delivery network and assistance in the development of Affiliated Provider practices. In consideration for his services, Dr. Lindstrom is paid $60,000 annually and received 108,133 shares of Common Stock of which 40% is non-forfeitable and the remaining 60% is subject to forfeiture in various amounts if the Lindstrom Services Agreement is terminated by Vision Twenty-One for cause or by Dr. Lindstrom prior to August 31, 2000. The shares issued to Dr. Lindstrom pursuant to the Lindstrom Services Agreement are subject to certain piggyback and demand registration rights. Payments earned by Dr. Lindstrom under the Lindstrom Services Agreement were $60,000 in the year ended December 31, 1999.

         Vision Twenty-One entered into three year regional service agreements with the shareholders of Midwest Eye Care Alliance, Inc. ("MECA"), which included Dr. Richard L. Lindstrom, following its acquisition by Vision Twenty-One on May 29, 1997 (collectively the "Regional Agreements"). The Regional Agreements provide for Dr. Lindstrom and the other former MECA shareholders to render advisory services to Vision Twenty-One in connection with identifying potential ophthalmology and optometry practices in the Midwestern region of the United States for acquisition or affiliation and assisting Vision Twenty-One in negotiating agreements with such practices in exchange for specific cash compensation that varies among the Regional Agreements. Dr. Lindstrom was due a total of $13,333 related to 1999 pursuant to his Regional Agreement. This liability will be discharged in connection with the termination of the Management Agreement discussed above.

         In June 1999, Dr. Richard L. Lindstrom, a director of the Company, was granted options to purchase 100,000 shares of Common Stock at an exercise price of $3.69 per share. In September 1999, Mr. Lindstrom was granted an option to purchase 10,000 shares of Common Stock at an exercise price of $4.88 per share.

         Jeffrey I. Katz, M.D., a director of Vision Twenty-One, owns a 50% interest in Vital Sight P.C. ("Vital Sight"), an Arizona professional corporation located in Tucson, Arizona and engaged in the provision of ophthalmology services. Vision Twenty-One earned fees of $338,000 in the year-ended December 31, 1999 under its Management Agreement with Vital Sight.

         Vision Twenty-One, the former shareholders of Eye Institute, including Dr. Katz, and certain other related entities also closed in escrow an agreement dated as of July 31, 1997 to transfer certain ASC assets from Vital Sight and such shareholders' limited liability company to Vision 21 of Southern Arizona, Inc. When all outstanding contingencies associated with the escrow have been satisfied, the income associated with such ASC business shall be subject to the business management fee. Until such time, however, Vision Twenty-One receives a fee approximately equal to the business management fee. Vision Twenty-One received fees of approximately $177,000 for the year ended December 31, 1999. Vision Twenty-One's obligation to purchase the ASC business shall terminate if the outstanding contingencies related to the escrow are not satisfied. As consideration for this ASC transaction, Dr. Katz would be entitled, subject to post-closing adjustments, to receive 69,169 shares of Common Stock.

         The Company and Vital Sight have reached an agreement in principle which contemplates the termination of the Management Agreement effective December 31, 1999, the subsequent sale of the assets back to Vital Sight and the termination of the ASC escrow agreement and related transaction. On January 1, 2000 Vital Sight assumed the employment of its respective associates who were formerly employees of Vision Twenty-One. It is anticipated that a sale of the assets, formal termination of the Management Agreement and related releases will be completed by June 30, 2000.

         On June 11, 1999, the Company entered into Subscription Agreements with J.K.K. Holdings, LLP ("J.K.K.") and Richard L. Lindstrom for the purchase of Vision Twenty-One Common Stock. Dr. Lindstrom purchased 59,433 shares of Vision Twenty-One Common Stock at a price of $356,598 and J.K.K. purchased 117,666 shares of Vision Twenty-One Common Stock at a price of $706,000. Dr. Katz, a director of the Company, has a voting and investment control of J.K.K.

         In September 1999, the Company entered into Agreements of Separation and Release with Mr. Richard Sanchez and Mr. Richard Welch, former officers of the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following Financial Statements of the Registrant are included in
         Part II, Item 8:

         Report of Independent Auditors.......................................................        31

         Consolidated Balance Sheets--December 31, 1998 and 1999..............................        32
         Consolidated Statements of Operations--Years Ended December 31, 1997,
         1998 and 1999 .......................................................................        34
         Consolidated Statements of Stockholders' Equity--Years Ended December
         31, 1997, 1998 and 1999 .............................................................        35
         Consolidated Statements of Cash Flows--Years Ended December 31, 1997, 1998
         and 1999.............................................................................     36-37
         Notes to Consolidated Financial Statements...........................................     38-55

(b) Reports on Form 8-K: During the last quarter of the year ended December 31, 1999, the Company filed the following Form 8-K's: (i) Form 8-K dated October 14, 1999 announcing that it had entered into a binding Letter of Intent for a capital investment of $35.0 million from private investors co-led by MedEquity Investors, LLC and Chase Capital Partners; (ii) Form 8-K dated November 23, 1999 announcing amendments to the Company's credit facility, the appointment of Bruce
         S. Maller as Chairman of the Board of Directors and strategic initiative updates; and (iii) Form 8-K dated December 29, 1999 announcing a waiver of certain provisions of the Company's credit facility and updates to the Company's strategic alternatives and practice management unwind initiative.

(c)      Exhibits: See Exhibit Index.

(d) Financial Statements Schedules of the Registrant: The following valuation and qualifying accounts schedule is provided, all other financial statement schedules are omitted because of the absence of the conditions under which they are required.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                 SCHEDULE I--VALUATION AND QUALIFYING ACCOUNTS

                                                                          ADDITIONS
                                                                          ---------
                                                 BALANCE AT      CHARGED TO       CHARGED TO
                                                BEGINNING OF      COSTS AND        OTHER         DEDUCTIONS    BALANCE AT END
DESCRIPTION                                         PERIOD        EXPENSES         ACCOUNTS       DESCRIBE       OF PERIOD
-----------                                         ------        --------         --------       --------       ---------
For the year ended December 31, 1997
   Deducted from asset accounts:
         Allowance for doubtful accounts .....   $       --      $       --      $   33,000(1)   $       --      $   33,000
                                                 ==========      ==========      ==========      ==========      ==========
For the year ended December 31, 1998
   Deducted from asset accounts:
         Allowance for doubtful accounts .....   $   33,000      $       --      $       --      $    3,000      $   30,000
                                                 ==========      ==========      ==========      ==========      ==========
For the year ended December 31, 1999
   Deducted from asset accounts:
         Allowance for doubtful accounts .....   $   30,000      $       --      $       --      $   30,000(2)   $       --
                                                 ==========      ==========      ==========      ==========      ==========

(1) Amount represents allowance for doubtful accounts acquired in connection with the 1997 purchases of substantially all of the assets and certain liabilities of the buying group division.

(2) Amount represents allowance for doubtful accounts sold in connection with the 1999 sale of the buying group division.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Largo, State of Florida on May 5, 2000.

                      VISION TWENTY-ONE, INC.



                      By: /s/ THEODORE N. GILLETTE
                          ----------------------------------------------------
                                       Theodore N. Gillette
                                     Chief Executive Officer
                                   (Principal Executive Officer)



                      By: /s/ HOWARD S. HOFFMANN
                          ----------------------------------------------------
                                      Howard S. Hoffmann
                                  Interim Chief Financial Officer
                          (Acting Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on May 5, 2000.

            SIGNATURE                                         TITLE
            ---------                                         -----


/s/       THEODORE N. GILLETTE             Chief Executive Officer and Director
---------------------------------------    (Principal Executive Officer)
Theodore N. Gillette



/s/       HOWARD S. HOFFMANN               Interim Chief Financial Officer (Acting Principal Financial and
---------------------------------------    Accounting Officer)
          Howard S. Hoffmann



/s/       RICHARD L. LINDSTROM             Chief Medical Officer and Director
---------------------------------------
        Richard L. Lindstrom



/s/        BRUCE S. MALLER                 Chairman of the Board
---------------------------------------
           Bruce S. Maller



/s/        PETER J. FONTAINE                Director
---------------------------------------
           Peter J. Fontaine



/s/         JEFFREY I. KATZ                 Director
---------------------------------------
            Jeffrey I. Katz

                                 1999 FORM 10-K
                            VISION TWENTY-ONE, INC.


                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  EXHIBITS DESCRIPTION
-------                                 --------------------

3.1*             --        Amended and Restated Articles of Incorporation of
                           Vision Twenty-One, Inc.(1)

3.2*             --        By-laws of Vision Twenty-One, Inc.(1)

4.5*             --        Note Purchase Agreement for 10% Senior Subordinated
                           Notes due December 19, 1999 (Detachable Warrants
                           Exchangeable Into Common Stock) dated December 20,
                           1996, by and between Vision Twenty-One, Inc. and
                           certain purchasers.(1)

4.6*             --        Amendment No. 1 dated April 18, 1997 to that certain
                           Note Purchase Agreement dated December 20, 1996, by
                           and between Vision Twenty-One, Inc. and certain
                           purchasers.(1)

4.7*             --        Note Purchase Agreement for 10% Senior Subordinated
                           Series 1997 Notes Due December 19, 1999 (Detachable
                           Warrants Exchangeable Into Common Stock) dated
                           February 28, 1997 between Vision Twenty-One, Inc.
                           and Piper Jaffray Healthcare Fund II Limited
                           Partnership.(1)

4.8*             --        Amended and Restated Note and Warrant Purchase
                           Agreement dated June 1997 and First Amendment to
                           Amended and Restated Note and Warrant Purchase
                           Agreement dated August 1997 between Vision
                           Twenty-One, Inc. and Prudential Securities Group.(4)

4.9*             --        Credit facility commitment letter dated October 10,
                           1997 between Prudential Securities Credit
                           Corporation and Vision Twenty-One, Inc.(5)

4.10*            --        Note Purchase Agreement dated October 1997 between
                           Vision Twenty-One, Inc. and Prudential Securities
                           Credit Corporation.(9)

4.11*            --        Letter Amendment dated December 30, 1997 to the Note
                           and Warrant Purchase Agreement between Vision
                           Twenty-One, Inc. and Prudential Securities Credit
                           Corporation.(10)

4.13*            --        Credit Agreement dated as of January 30, 1998 among
                           Vision Twenty-One, Inc. and Bank of Montreal as
                           Agent for a consortium of banks.(11)

4.14*            --        Amended and Restated Credit Agreement dated as of
                           July 1, 1998 among Vision Twenty-One, Inc., and the
                           Bank of Montreal as Agent for a consortium of
                           banks.(15)

4.15*            --        First Amendment to the Amended and Restated Credit
                           Agreement dated as of February 23, 1999 among Vision
                           Twenty-One, Inc., the Banks who are a party thereto
                           and Bank of Montreal as Agent.(18)

4.16*            --        Second Amendment to the Amended and Restated Credit
                           Agreement dated as of June 11, 1999 among Vision
                           Twenty-One, Inc., the Banks who are a party thereto
                           and Bank of Montreal as Agent. (18)

4.17*            --        Third Amendment to the Amended and Restated Credit
                           Agreement dated as of August 30, 1999 by and among
                           Vision Twenty-One, Inc., the Banks who are a party
                           thereto and Bank of Montreal as Agent.(19)

4.18*            --        Waiver Letter dated October 14, 1999 to the Amended
                           and Restated Credit Agreement by and among Vision
                           Twenty-One, Inc., the Banks who are a party thereto
                           and Bank of Montreal as Agent.(20)

4.19*            --        Fourth Amendment and Waiver to the Amended and
                           Restated Credit Agreement dated as of November 12,
                           1999 by and among Vision Twenty-One, Inc., the Banks
                           who are a party thereto and Bank of Montreal as
                           Agent.(21)

4.20*            --        Fifth Amendment to the Amended and Restated Credit
                           Agreement dated as of November 24, 1999 by and among
                           Vision Twenty-One, Inc., the Banks who are a party
                           thereto and Bank of Montreal as Agent.(22)

4.21*            --        Sixth Amendment to the Amended and Restated Credit
                           Agreement dated as of December 3, 1999 by and among
                           Vision Twenty-One, Inc., the Banks who are a party
                           thereto and Bank of Montreal as Agent.

4.22*            --        Seventh Amendment to the Amended and Restated Credit
                           Agreement dated as of December 10, 1999 by and among
                           Vision Twenty-One, Inc., the Banks who are a party
                           thereto and Bank of Montreal as Agent.(22)

4.23*            --        Waiver Letter dated December 29, 1999 to the Amended
                           and Restated Credit Agreement by and among Vision
                           Twenty-One, Inc., the Banks who are a party thereto
                           and Bank of Montreal as Agent.(23)

4.24             --        Waiver letter dated February 29, 2000 to the Amended
                           and Restated Credit Agreement by and among Vision
                           Twenty-One, Inc., the Banks who are a party thereto
                           and Bank of Montreal as Agent.

4.25             --        Waiver letter dated March 24, 2000 to the Amended
                           and Restated Credit Agreement by and among Vision
                           Twenty-One, Inc., the Banks who are a party thereto
                           and Bank of Montreal as Agent.

4.26             --        Waiver letter dated as of April 14, 2000 to the
                           Amended and Restated Credit Agreement by and among
                           Vision Twenty-One, Inc., the Banks who are a party
                           thereto and Bank of Montreal as Agent.

4.27             --        Waiver letter dated as of May 5, 2000 to the Amended
                           and Restated Credit Agreement by and among Vision
                           Twenty-One, Inc., the Banks who are a party thereto
                           and Bank of Montreal as Agent.

                           (The Company is not filing any instrument with respect to long-term debt that does not exceed 10% of the total assets of the Company, and the Company agrees to furnish a copy of such instrument to the Commission upon request.)

10.4*            --        Services Agreement dated September 9, 1996 between
                           Vision Twenty-One, Inc. and Dr. Richard L.
                           Lindstrom, M.D.(1)

10.5*            --        Vision Twenty-One, Inc. 1996 Stock Incentive
                           Plan.(1)

10.6*            --        Vision Twenty-One, Inc. Affiliated Professionals
                           Stock Plan.(1)

10.7*            --        Agreement dated May 10, 1996 between Vision
                           Twenty-One, Inc. and Bruce S. Maller.(1)

10.8*            --        Advisory Agreement dated October 20, 1996 between
                           Vision Twenty-One, Inc. and Bruce S. Maller.(1)

10.9*            --        Services Agreement dated March 10, 1996 between
                           Vision Twenty-One, Inc. and The BSM Consulting
                           Group.(1)

10.14*           --        Note Purchase Agreement for 10% Senior Subordinated
                           Notes Due December 19, 1999 (Detachable Warrants
                           Exchangeable Into Common Stock) dated December 20,
                           1996 by and between Vision Twenty-One, Inc. and
                           certain purchasers, filed as Exhibit 4.5 to this
                           Report and incorporated herein by reference.(2)

10.15*           --        Amendment No. 1 dated April 18, 1997 to that certain
                           Note Purchase Agreement dated December 20, 1996 by
                           and between Vision Twenty-One, Inc. and certain
                           purchasers, filed as Exhibit 4.6 to this Report and
                           incorporated herein by reference.(1)

10.16*           --        Note Purchase Agreement for 10% Senior Subordinated
                           Series 1997 Notes Due December 19, 1999 (Detachable
                           Warrants Exchangeable Into Common Stock) by and
                           between Vision Twenty-One, Inc. and Piper Jaffray
                           Healthcare Fund II Limited Partnership, filed as
                           Exhibit 4.7 to this Report and incorporated herein
                           by reference.(1)


10.17*           --        Amended and Restated Note and Warrant Purchase
                           Agreement dated June 1997 and First Amendment to
                           Amended and Restated Note and Warrant Purchase
                           Agreement dated August 1997 between Vision
                           Twenty-One, Inc. and Prudential Securities Group,
                           Inc. filed as Exhibit 4.8 to this Report and
                           incorporated herein by reference.(4)

10.18*           --        Form of Indemnification Agreement.(1)

10.22*           --        Business Management Agreement dated December 1, 1996
                           between Vision Twenty-One, Inc. and Gillette &
                           Associates, #6965, P.A.(2)

10.24*           --        Business Management Agreement dated December 1, 1996
                           between Eye Institute of Southern Arizona, P.C. and
                           ExcelCare, P.C. (as assigned to Vision Twenty-One,
                           Inc.)(1)

10.27*           --        Business Management Agreement dated December 1, 1996
                           between Vision Twenty-One, Inc. and Lindstrom,
                           Samuelson & Hardten Ophthalmology Associates,
                           P.A.(1)

10.43*           --        Regional Services Agreement dated May 1997 between
                           Vision Twenty-One, Inc. and Richard L. Lindstrom,
                           M.D.(1)

10.47*           --        Form of Contract Provider agreement(2)

10.53*           --        Note Purchase Agreement dated October 1997 between
                           Vision Twenty-One, Inc. and Prudential Securities
                           Credit Corporation, filed as Exhibit 4.10 to this
                           Report and incorporated herein by reference.

10.55*           --        Letter Agreement of October 2, 1997 by and between
                           Prudential Securities Incorporated, as exclusive
                           agent for obtaining a $50.0 million credit facility,
                           and Vision Twenty-One, Inc.(9)

10.56*           --        Letter Agreement of October 14, 1997 by and between
                           Prudential Securities Incorporated, as exclusive
                           financial adviser in the Block Acquisition, and
                           Vision Twenty-One, Inc.(9)

10.57*           --        Letter Amendment dated December 30, 1997 to the Note
                           and Warrant Purchase Agreement between Vision
                           Twenty-One, Inc. and Prudential Securities Credit
                           Corporation, filed as Exhibit 4.11 to this Report
                           and incorporated herein by reference.(10)

10.59*           --        Credit Agreement dated as of January 30, 1998 among
                           Vision Twenty-One, Inc., the Banks who are a party
                           thereto and Bank of Montreal as Agent, filed as
                           Exhibit 4.13 to this Report and incorporated herein
                           by reference.(11)

10.60*           --        Amended and Restated Credit Agreement dated as of
                           July 1, 1998 among Vision Twenty-One, Inc. the Banks
                           who are a party thereto and Bank of Montreal as
                           Agent, filed as Exhibit 4.14 to this Report and
                           incorporated herein by reference.(16)

10.61*           --        First Amendment to the Amended and Restated Credit
                           Agreement dated as of February 23, 1999 among Vision
                           Twenty-One, Inc., the Banks who are a party thereto
                           and Bank of Montreal as Agent, filed as Exhibit 4.15
                           to this report and incorporated herein by reference.

10.62*           --        Second Amendment to the Amended and Restated Credit
                           Agreement dated as of June 11, 1999 among Vision
                           Twenty-One, Inc., the Banks who are a party thereto
                           and Bank of Montreal as Agent, filed as Exhibit 4.16
                           to this Report and incorporated herein by reference.

10.63*           --        Subscription Agreement dated June 11, 1999 by and
                           among J.K.K. Holdings, LLP and Vision Twenty-One,
                           Inc.(16)

10.64*           --        Subscription Agreement dated June 11, 1999 by and
                           among Dr. Richard L. Lindstrom and Vision
                           Twenty-One, Inc.(16)

10.65*           --        Third Amendment to the Amended and Restated Credit
                           Agreement dated as of August 30, 1999 by and among
                           Vision Twenty-One, Inc., the Banks who are a party
                           thereto and Bank of Montreal as Agent, filed as
                           Exhibit 4.17 to this report and incorporated herein
                           by reference.

10.66*           --        Waiver Letter dated October 14, 1999 to the Amended
                           and Restated Credit Agreement by and among Vision
                           Twenty-One, Inc., the Banks who are a party thereto
                           and Bank of Montreal as Agent, filed as Exhibit 4.18
                           to this report and incorporated herein by reference.

10.67*           --        Fourth Amendment and Waiver to the Amended and
                           Restated Credit Agreement dated as of November 12,
                           1999 by and among Vision Twenty-One, Inc., the Banks
                           who are a party thereto and Bank of Montreal as
                           Agent, filed as Exhibit 4.19 to this report and
                           incorporated herein by reference.

10.68*           --        Asset Purchase Agreement entered into as of July 7,
                           1999 by and among Eye Care Centers of America, Inc.,
                           Vision Twenty-One, Inc. and The Complete Optical
                           Laboratory, Ltd., Corp., a wholly-owned subsidiary
                           of the Company.(19)

                           Schedules (or similar attachments) have been omitted, and the Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

10.71*           --        Employment Agreement dated August 1, 1999 between
                           Vision Twenty-One, Inc. and Andrew Alcorn.(21)

10.72*           --        Fifth Amendment to the Amended and Restated Credit
                           Agreement dated as of November 27, 1999 among Vision
                           Twenty-One, Inc., the Banks who are a party thereto
                           and Bank of Montreal as Agent, filed as Exhibit 4.20
                           to this report and incorporated herein by reference.

10.73*           --        Sixth Amendment to the Amended and Restated Credit
                           Agreement dated as of December 3, 1999 among Vision
                           Twenty-One, Inc., the Banks who are a party thereto
                           and Bank of Montreal as Agent, filed as Exhibit 4.21
                           to this report and incorporated herein by reference.

10.74*           --        Seventh Amendment to the Amended and Restated Credit
                           Agreement dated as of December 10, 1999 among Vision
                           Twenty-One, Inc., the Banks who are a party thereto
                           and Bank of Montreal as Agent, filed as Exhibit 4.22
                           to this report and incorporated herein by reference.

10.75*           --        Waiver letter dated December 29, 1999 to the Amended
                           and Restated Credit Agreement among Vision
                           Twenty-One, Inc., the Banks who are a party thereto
                           and Bank of Montreal as Agent, filed as Exhibit 4.23
                           to this report and incorporated herein by
                           reference.(23)

EXHIBIT
NUMBER                                EXHIBITS DESCRIPTION
-------                               --------------------
10.76            --       Waiver letter dated February 29, 2000 to the Amended
                          and Restated Credit Agreement among Vision
                          Twenty-One, Inc., the Banks who are a party thereto
                          and Bank of Montreal as Agent, filed as Exhibit 4.24
                          to this report and incorporated herein by reference.

10.77            --       Waiver letter dated March 24, 2000 to the Amended
                          and Restated Credit Agreement by and among Vision
                          Twenty-One, Inc., the Banks who are a party thereto
                          and Bank of Montreal as Agent, filed as Exhibit 4.25
                          to this report and incorporated herein by reference.

10.78*           --       Employment Agreement dated February 8, 1999 between
                          Vision Twenty-One, Inc. and Robert P. Collins.(25)

10.79            --       Consulting Agreement dated November 26, 1999 by and
                          between Vision Twenty-One, Inc. and Nightingale and
                          Associates, LLC.

10.80*           --       Vision Twenty-One, Inc. Employee Stock Purchase
                          Plan.(17)

10.81            --       Agreement and Plan of Merger and Reorganization
                          among Vision Twenty-One, Inc., OC Acquisition Corp.
                          and OptiCare Health Systems, Inc.

10.82            --       Waiver letter dated as of April 14, 2000 to the
                          Amended and Restated Credit Agreement among Vision
                          Twenty-One, Inc., the Banks who are a party thereto
                          and Bank of Montreal as Agent, filed as Exhibit 4.26
                          to this report and incorporated herein by reference.

10.83            --       Waiver letter dated as of May 5, 2000 to the Amended
                          and Restated Credit Agreement among Vision Twenty-One,
                          Inc., the Banks who are a party thereto and Bank of
                          Montreal as Agent, filed as Exhibit 4.27 to this
                          report and incorporated herein by reference.

21               --       List of the subsidiaries of Vision Twenty-One, Inc.

23               --       Consent of Ernst & Young, LLP, independent auditors.

27.1             --       Financial Data Schedule for the year ended December
                          31, 1999 (for SEC use only).

27.2             --       Restated Financial Data Schedule for the year ended
                          December 31, 1998 (for SEC use only).

99.1*            --       Joint Press Release dated February 10, 2000
                          announcing the execution of a definitive merger
                          agreement by and between Vision Twenty-One, Inc. and
                          OptiCare Health Systems, Inc.(24)

* Previously filed as an Exhibit in the Company filing identified in the footnote following the Exhibit Description and incorporated herein by reference.

(1) Registration Statement on Form S-1 filed on June 13, 1997 (File No. 333-29213).
(2)      Amendment No. 1 to Registration Statement on Form S-1 filed on July
         23, 1997.
(3) Amendment No. 3 to Registration Statement on Form S-1 filed on August 14, 1997.
(4) Amendment No. 4 to Registration Statement on Form S-1 filed on August 18, 1997.
(5)      Form 8-K filed September 30, 1997.
(6)      Registration Statement on Form S-1 filed on October 30, 1997
         (333-39031).
(7) Amendment No. 1 to Registration Statement on Form S-1 filed on November 3, 1997.
(8)      Form 10-Q filed on November 14, 1997.
(9)      Amendment No. 2 to Registration Statement on Form S-1 filed November
         19, 1997.
(10)     Form 8-K filed January 13, 1998.
(11)     Form 8-K filed February 10, 1998.
(12)     Form 8-K filed April 14, 1998.
(13) Registration Statement on Form S-1 filed on April 30, 1998 (File No. 333-51437).
(14) Amendment No. 1 to Registration Statement on Form S-1 filed on May 12, 1998 (333-51437).
(15)     Form 8-K filed July 10, 1998.
(16)     Form 10-Q filed August 14, 1998.
(17)     Form S-8 filed November 13, 1998.
(18)     Form 10-K filed June 18, 1999.
(19)     Form 8-K filed August 30, 1999.
(20)     Form 8-K filed October 14, 1999.
(21)     Form 10-Q filed November 14, 1999.
(22)     Form 8-K filed December 13, 1999.
(23)     Form 8-K filed January 10, 2000.
(24)     Form 8-K filed February 10, 2000.
(25)     Form 10-Q filed June 24, 1999.