Form 10-Q
period 2000-03-31
VISION TWENTY ONE INC
filed 2000-05-25
CIK 1020258

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM __________________ TO _________________________
                         COMMISSION FILE NUMBER: 0-22977

                             VISION TWENTY-ONE, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     FLORIDA                                      59-3384581
---------------------------------------------                -------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION                 (I.R.S. EMPLOYER
               OR ORGANIZATION)                              IDENTIFICATION NO.)

                              7360 BRYAN DAIRY ROAD
                              LARGO, FLORIDA 33777
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (727) 545-4300

                                 NOT APPLICABLE
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

                              -------------------

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

         The registrant had 14,526,617 Shares outstanding as of April 30, 2000.

                         PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                             -------------------------------
                                                                 1999               2000
                                                             ------------       ------------
Revenues:
  Refractive and ambulatory surgery centers, net ......      $  2,565,981       $  4,387,017
  Managed care ........................................        14,184,912         13,485,780
  Buying group ........................................        14,777,744                 --
                                                             ------------       ------------
                                                               31,528,637         17,872,797
                                                             ------------       ------------
Operating expenses:
  Refractive and ambulatory surgery centers ...........         2,247,125          3,790,176
  Medical claims ......................................        10,371,748          9,741,255
  Cost of buying group sales ..........................        14,062,211                 --
  General and administrative ..........................         5,027,205          5,295,027
  Depreciation and amortization .......................           747,130            759,116
                                                             ------------       ------------
                                                               32,455,419         19,585,574
                                                             ------------       ------------
Loss from operations ..................................          (926,782)        (1,712,777)

Interest expense, net .................................         1,454,366          1,855,626
                                                             ------------       ------------
Loss from continuing operations before minority
  interest ............................................        (2,381,148)        (3,568,403)
Minority interest .....................................                --            (38,817)
                                                             ------------       ------------
Loss from continuing operations .......................        (2,381,148)        (3,607,220)

Discontinued operations:
  Income from discontinued operations .................         2,397,325                 --
  Loss on disposal of discontinued operations .........                --             (7,152)
                                                             ------------       ------------
Income (loss) before extraordinary item ...............            16,177         (3,614,372)
  Extraordinary item-costs associated with OptiCare
    Health Systems, Inc. merger .......................                --         (1,016,263)
                                                             ------------       ------------
Net income (loss) .....................................      $     16,177         (4,630,635)
                                                             ============       ============
Basic and diluted income (loss) per common share:
  Loss from continuing operations .....................      $      (0.16)            $(0.24)
  Income from discontinued operations .................              0.16                 --
                                                             ------------       ------------
Income (loss) before extraordinary item ...............              0.00              (0.24)
  Extraordinary item-costs associated with OptiCare
    Health Systems, Inc. merger .......................                --              (0.07)
                                                             ------------       ------------
Net income (loss) per common share ....................      $       0.00       $      (0.31)
                                                             ============       ============




    See accompanying notes to the condensed consolidated financial statements.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                           DECEMBER 31,       MARCH 31,
                                                                                               1999             2000
                                                                                           ------------    -------------
                                                                                                             (Unaudited)
                                     ASSETS
Current Assets:
  Cash and cash equivalents ...........................................................    $  5,032,399    $   5,378,669
  Accounts receivable due from:
     Physicians, patients and surgery centers .........................................       1,852,091        2,393,721
     Managed health benefits payors ...................................................         810,606          639,019
  Prepaid expenses and other current assets ...........................................       1,405,321        1,349,947
  Current assets of discontinued operations ...........................................      20,102,763       13,942,736
                                                                                           ------------    -------------
         Total current assets .........................................................      29,203,180       23,704,092
Fixed assets, net .....................................................................       5,131,658        4,960,516
Excess of purchase price over fair values of
  net assets acquired, net of accumulated
  amortization of $3,500,266 and $3,951,039
  at December 31, 1999 and March 31, 2000 respectively ................................      47,703,490       47,252,717
Other assets ..........................................................................         205,059          457,973
Restricted cash .......................................................................         500,000          500,000
Non current assets of discontinued operations .........................................       2,135,300          431,583
                                                                                           ------------    -------------
         Total assets .................................................................    $ 84,878,687    $  77,306,881
                                                                                           ============    =============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ....................................................................    $  5,687,289    $   4,743,548
  Accrued expenses ....................................................................       2,240,083        2,695,399
  Medical claims payable ..............................................................       4,870,837        4,466,873
  Accrued compensation ................................................................       1,848,511        1,824,404
  Accrued restructuring charge ........................................................         663,305          590,654
  Accrued interest and loan fees ......................................................       2,086,957        3,617,154
  Amount due to ECCA ..................................................................       4,031,870        4,031,870
  Current portion of long-term debt ...................................................      58,135,205       58,567,453
  Current portion of obligations under capital leases .................................          90,292           93,432
  Current liabilities of discontinued operations ......................................       6,657,260        4,315,735
                                                                                           ------------    -------------
         Total current liabilities ....................................................      86,311,609       84,946,522
Obligations under capital leases, less current portion ................................         195,902          171,160
Long-term debt, less current portion ..................................................         112,500          112,500
Long term liabilities of discontinued operations ......................................         598,946          572,182
                                                                                           ------------    -------------
         Total liabilities ............................................................      87,218,957       85,802,364

Minority interest .....................................................................         409,822          448,639

Stockholders' equity (deficit):
   Preferred stock, $.001 par value; 10,000,000 shares authorized: no shares issued ...              --               --
   Common stock, $.001 par value; 50,000,000 shares authorized; 15,616,854
     shares issued and outstanding ....................................................          15,617           15,617
  Additional paid in capital ..........................................................      92,981,946       92,691,973
  Treasury stock (772,375 shares) .....................................................              --       (1,465,557)
  Deferred compensation ...............................................................        (192,135)              --
  Notes receivable ....................................................................        (172,984)        (172,984)
  Accumulated deficit .................................................................     (95,382,536)    (100,013,171)
                                                                                           ------------    -------------
         Total stockholders' equity (deficit) .........................................      (2,750,092)      (8,944,122)
                                                                                           ------------    -------------
         Total liabilities and stockholders' equity (deficit) .........................    $ 84,878,687    $  77,306,881
                                                                                           ============    =============




    See accompanying notes to the condensed consolidated financial statements.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Three Months Ended March 31,
                                                                                       -----------------------------
                                                                                           1999              2000
                                                                                       -----------       -----------
OPERATING ACTIVITIES
Net income (loss) ...............................................................      $    16,177       $(4,630,635)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
   Net gain (loss) from discontinued operations..................................       (2,397,325)            7,152
   Depreciation and amortization ................................................          747,130           759,116
   Extraordinary item ...........................................................               --         1,016,263
   Non-cash compensation expense ................................................           50,620            79,098
   Other amortization ...........................................................           27,075           192,135
   Minority interest ............................................................               --            38,817
 Changes in operating assets and liabilities, net of effects from business combinations:
     Accounts receivable, net ...................................................          (69,444)         (370,043)
     Prepaid expenses and other current assets ..................................          416,239            55,374
     Other assets ...............................................................          529,941          (252,914)
     Accounts payable ...........................................................        2,500,866          (943,741)
     Accrued expenses ...........................................................         (462,224)          455,316
     Accrued compensation .......................................................          402,953           (24,107)
     Accrued restructuring charge ...............................................         (280,393)          (72,651)
     Accrued interest and loan fees .............................................           39,199         1,530,197
     Medical claims payable .....................................................       (1,318,019)         (403,964)
                                                                                       -----------       -----------
          Net cash provided by (used in) operating activities ...................          202,795        (2,564,587)

INVESTING ACTIVITIES
Payments for fixed assets, net ..................................................         (370,909)         (143,907)
Payments for capitalized acquisition costs ......................................         (332,035)               --
                                                                                       -----------       -----------
          Net cash used in investing activities .................................         (702,944)         (143,907)

FINANCING ACTIVITIES
Payments on long-term debt ......................................................         (116,150)               --
Proceeds from credit facility ...................................................        3,394,686         1,959,085
Payments on credit facility .....................................................       (2,859,000)       (1,526,837)
Payments for financing fees .....................................................          (36,915)               --
Payments on capital lease obligations ...........................................          (21,716)          (21,602)
Exercise of stock options .......................................................           12,263                --
                                                                                       -----------       -----------
          Net cash provided by financing activities .............................          373,168           410,646
                                                                                       -----------       -----------

DISCONTINUED OPERATIONS
   Operating activities .........................................................        4,363,498        (1,816,153)
   Investing activities .........................................................       (1,704,675)        4,460,271
   Financing activities .........................................................         (103,997)               --
                                                                                       -----------       -----------

Cash provided by discontinued operations ........................................        2,554,826         2,644,118
                                                                                       -----------       -----------
Increase in cash and cash equivalents ...........................................        2,427,845           346,270
Cash and cash equivalents at beginning of period ................................        1,514,670         5,032,399
                                                                                       -----------       -----------
Cash and cash equivalents at end of period ......................................      $ 3,942,515       $ 5,378,669
                                                                                       ===========       ===========




    See accompanying notes to the condensed consolidated financial statements.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein have been included. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Operating results for the three-month period ended March 31, 2000 are not necessarily an indication of the results that may be expected for the year ending December 31, 2000.

RECLASSIFICATION OF FINANCIAL STATEMENTS

         During the fourth quarter of 1999, the Company announced its adoption of a plan to exit from its physician practice management ("PPM") business. Effective August 31, 1999, the Company consummated the sale of the retail optical chain segment of its operations. Prior period condensed consolidated financial statements have been restated to show these divisions as discontinued operations.

2.       LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share for income from continuing operations:


                                                             THREE MONTHS ENDED MARCH 31,
                                                                 1999             2000
                                                             -----------      -----------
  Numerator for basic and diluted loss per
   share-loss available to common
   stockholders .......................................      $(2,381,148)     $(3,607,220)
  Denominator for basic and diluted loss per share-
   Weighted average shares ............................       14,932,697       14,879,532
                                                             -----------      -----------
Basic and diluted loss per common share ...............      $     (0.16)      $    (0.24)
                                                             ===========      ===========

         There were no dilutive securities included in the computations of loss per share in the three month period ended March 31, 1999 nor in the three month period ended March 31, 2000 because the Company incurred a loss from continuing operations in both periods. Options and warrants to purchase approximately 3,262,000 shares of Common Stock were outstanding at March 31, 2000, but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

3.       RESTRUCTURING PLAN

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

         The accrued restructuring charge of approximately $663,000 at December 31, 1999 was reduced by $72,000 to $591,000 at March 31, 2000. The reduction was related entirely to severance payments. For the three months ended March 31, 1999, the Company utilized approximately $300,000 of this charge, related to severance payments. The Restructuring Plan reserve was approximately $2,500,000 at March 31, 1999.

4.       DISCONTINUED OPERATIONS

         Effective August 31, 1999, the Company completed the sale of Vision World, EyeCare One Corp., and The Eye DRx (the "Retail Optical Chains") to Eye Care Centers of America, Inc. ("ECCA"). ECCA is based in San Antonio, Texas and operates a national chain of full-service retail optical stores. In connection with this transaction, the Company received approximately $37,300,000 in cash. Of the proceeds the Company received at closing, approximately $30,800,000 was applied as a permanent pay down of its term debt credit facility, approximately $2,800,000 was paid down under its ongoing $7,500,000 revolving credit facility, approximately $2,400,000 was used for costs and other obligations related to the transaction and approximately $1,250,000 was utilized to fund an escrow arrangement between the parties relative to terms under the agreement. Based on post-closing adjustments, the final sales price was approximately $31,800,000, and the Company has recorded a liability of approximately $4,032,000 to ECCA, net of escrow, with respect to such post-closing adjustments. In addition, Vision Twenty-One has indemnified one of its former managed professional associations for certain partnership obligations. Accordingly, a charge of $200,000 was recorded to loss on disposal of discontinued operations in 1999. A net loss of approximately $3,250,000 was incurred on the transaction for the year ended December 31, 1999.

         On October 25, 1999, the Company announced its intent to exit the business of managing optometry and ophthalmology practices. The details of the plan were finalized in December 1999. This represented a crucial step in the Company's strategy of redirecting its corporate resources towards the development of refractive and ambulatory surgery center initiatives in these same markets. The Company expects the majority of the affected physicians to continue to be part of the Vision Twenty-One national eye care delivery network and/or participate in its refractive and ambulatory surgery center initiatives. The exit of the physician practice management ("PPM") business is being accomplished through the sale of the practice assets back to the physicians or their affiliates, the termination of Management Agreements and the restructuring of certain refractive surgery center facility access agreements. The terms of each managed practice divestiture are subject to the prior approval of the banks under the Company's credit facilities. Accordingly, in 1999, the Company recorded a loss of $58,700,000, which is net of an income tax benefit of $1,100,000, related to the expected sale of practice assets. As of March 31, 2000, the Company had sold 11 practices and received consideration of approximately $5,200,000, in the form of cash and 772,375 shares of the Company's common stock valued at approximately $1,466,000. The Company expects to complete its exit of the PPM business by June 30, 2000.

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

The operating results of these discontinued operations are summarized as follows:


                                                              Three Months Ended March 31,
                                                            -------------------------------
                                                                1999               2000
                                                            -----------        ------------
Revenues                                                    $37,060,826        $         --
Operating expenses                                           34,663,501                  --
                                                            -----------        ------------
Income from discontinued operations                           2,397,325                  --
                                                            -----------        ------------

Loss on disposal                                                     --              (7,152)
                                                            -----------        ------------
Total income (loss) on discontinued operations              $ 2,397,325        $     (7,152)
                                                            ===========        ============

         The operating expenses of the discontinued operations for the three months ended ended March 31, 1999 include an allocation of interest expense and amortization expense of intangible assets of approximately $1,200,000. The interest expense allocated to discontinued operations was based on the net assets attributed to the operations of the Retail Optical Chains in accordance with the guidance in EITF 87-24, Allocation of Interest to Discontinued Operations.

         The assets and liabilities of the discontinued operations primarily include cash, patient accounts receivable, fixed assets, accounts payable and accrued liabilities.

5.       SEGMENT REPORTING

         The Company identifies reportable segments based on management responsibility for the strategic business units that offer different products and services. The segments are managed separately based on the fundamental differences in their operations. The Company's operations have been classified into three segments: refractive and ambulatory surgery centers, managed care and buying group. The refractive and ambulatory surgery centers segment includes all activity related to refractive surgery centers and ambulatory surgery centers. The managed care segment consists primarily of the activities of the Florida, Maryland and Arizona service centers. The buying group segment includes the operations of the buying group division which was sold effective April 30, 1999. The corporate category includes general and administrative expenses associated with the operations of the Company's corporate and regional offices and expenses not allocated to reportable segments, including the Company's restructuring and other charges (credits).

         The accounting policies of the reportable segments are the same as those described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company evaluates the performance of its operating segments based on income before taxes, depreciation and amortization, accounting changes, unusual items and interest expense. Summarized financial information concerning the Company's reportable segments is shown in the following table:


                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        1999               2000
                                                    ------------       ------------
Revenues:
     Refractive and ambulatory surgery centers      $  2,565,981       $  4,387,017
     Managed care                                     14,184,912         13,485,780
     Buying group                                     14,777,744                 --
                                                    ------------       ------------
        Total segments                                31,528,637         17,872,797
     Corporate                                                --                 --
                                                    ------------       ------------
Total revenues                                      $ 31,528,637       $ 17,872,797
                                                    ============       ============
Segment Profit (Loss):
     Refractive and ambulatory surgery centers      $    318,856       $    596,841
     Managed care (a)                                  2,034,641          1,557,887
     Buying group (b)                                    377,843                 --
                                                    ------------       ------------
        Total segments                                 2,731,340          2,154,728
     Corporate                                        (2,910,992)        (3,147,206)
                                                    ------------       ------------
Total segment profit (loss)                         $   (179,652)      $   (992,478)
                                                    ============       ============

(a) Managed Care segment profit includes general and administrative expenses related to the Buying Group in 1999 which the Company is unable to separately identify from the general and administrative expenses of Block Vision.

(b) Buying Group profit represents the gross profit from the sale of optical products.

6.       MERGER AGREEMENT

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

7.       LITIGATION

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

         Block Buying Group, LLC (the "Block Group"), an entity owned by Michael Block, the former president of the Company's Block Vision, Inc. subsidiary, has filed a civil action in Palm Beach County Circuit Court seeking to enjoin the proposed merger between the Company and OptiCare. The Company previously sold its eye care buying group business to the Block Group in June of 1999. The Block Group has informed the Company that it believes that the proposed merger with OptiCare is in violation of the non-competition and confidentiality provisions entered into in connection with the June 1999 sale since OptiCare operates a buying group division which currently competes with the Block Group. The consummation of the proposed merger between the Company and OptiCare is subject to certain conditions including resolution of this matter to OptiCare's satisfaction. On April 21, 2000, the Block Group and the Company, through counsel, have signed a stipulation to participate in expedited arbitration in accordance with the terms and conditions of the June 1999 sale and to jointly seek the completion of the arbitration on or before June 1, 2000, or as soon thereafter as reasonably possible. The failure to consummate the OptiCare transaction could have a material adverse effect on the Company. The Company believes that it has substantial defenses to this matter and intends to assert them vigorously.

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

         Management of the Company is unable to determine the impact, if any, that the resolution of the aforementioned lawsuits will have on the financial position or results of operations of the Company. However, there can be no assurances that the resolution of the aforementioned lawsuits will not have a material adverse effect on the Company and further contribute to its negative financial operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

         During 1999, the Company began implementing a plan of divesting itself of the PPM, retail optical chains and buying group businesses in order to focus on expanding its refractive surgery, ambulatory surgery and managed care businesses. The sales of the buying group division and retail optical chains were completed in two individual transactions. The PPM divestiture requires multiple transactions involving the sales of practice assets, typically back to the doctors or their affiliates, and the termination of Management Agreements. This divestiture program commenced late in the 4th quarter of 1999 and is expected to be completed by June 30, 2000. As of March 31, 2000, the Company had sold 11 practices and received consideration of approximately $5.2 million.

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

EXIT FROM PHYSICIAN PRACTICE MANAGEMENT BUSINESS

         On October 25, 1999, the Company announced its intent to exit the business of managing optometry and ophthalmology practices. The details of the plan were finalized in December 1999. This represented a crucial step in the Company's strategy of redirecting its corporate resources towards the development of refractive surgery and ambulatory surgery center initiatives in these same markets. The Company expects the majority of the affected physicians to continue to be part of the Vision Twenty-One national eye care delivery network and/or participate in its refractive and ambulatory surgery center initiatives. The exit of the physician practice management ("PPM") business is expected to be accomplished through the sale of the practice assets back to the physicians or their affiliates, the termination of Management Agreements and the restructuring of certain refractive surgery center facility access agreements. The terms of each managed practice divestiture are subject to the prior approval of the banks under the Company's credit facilities. Accordingly, in 1999, the Company recorded a loss of $58.7 million, which is net of an income tax benefit of $1.1 million, related to the expected sale of practice assets. As of March 31, 2000, the Company had sold 11 practices and received consideration of approximately $5.2 million.

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


POSSIBLE DELISTING BY NASDAQ

         On April 20, 2000, the Company received a letter from Nasdaq advising the Company of a possible delisting of the Company from the Nasdaq National Market due to the Company's failure to timely file its Form 10-K with the Securities and Exchange Commission. The delay in filing the Form 10-K was primarily attributable to the Company's discontinued operations. The Company requested and has received a hearing related to this matter which is scheduled for May 25, 2000.

         In addition to filing Form 10-Q for the three months ended March 31, 2000, the Company will have to show NASDAQ that it meets the other listing requirements and, based upon current circumstances, it is unlikely that it will meet such requirements. While the Company believes it has reasonable arguments in favor of its continued listing and it expects to seek a waiver of such conditions through closing of the OptiCare transaction, there can be no assurance that the Company's listing on the Nasdaq National Market will continue following the date of the currently scheduled hearing.

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

1998 RESTRUCTURING PLAN

During the fourth quarter of 1998, management of the Company committed to and commenced the implementation of a restructuring plan (the "Restructuring Plan") that was designed to facilitate the transformation of the Company into an integrated eye care company. The Restructuring Plan initiatives, which were composed of a number of specific projects, were expected to position the Company to take full operational and economic advantage of recent acquisitions. The Restructuring Plan was to enable the Company to complete the consolidation and deployment of necessary infrastructure for the future, optimize and integrate certain assets and exit certain markets. The Restructuring Plan initiatives resulted in the elimination of over 100 positions throughout the Company and were completed during 1999. The planned initiatives to be undertaken as part of the Restructuring Plan included the integration of managed care service centers and business lines, the consolidation of retail optical back office functions and the consolidation of certain corporate functions. The Restructuring Plan resulted in a restructuring charge of approximately $2.8 million for the year ended December 31, 1998. The restructuring charge was composed of severance costs of approximately $1.9 million and facility and lease termination costs of approximately $.9 million.

         The accrued restructuring charge of $.7 million at December 31, 1999 was reduced by $.1 million to $.6 million at March 31, 2000. The reduction was related entirely to severance payments. For the three months ended March 31, 1999, the Company utilized approximately $0.3 million of this charge, related to severance payments. The reserve for the Restructuring Plan was $2.5 million at March 31, 1999.


RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total revenues, certain items in the Company's statement of operations for the periods indicated. As a result of the 1998 Acquisitions, the 1999 divestitures and the planned exit of the PPM business, the Company does not believe that the historical percentage relationships for the three months ended March 31, 1999 and 2000 reflect the Company's expected future operations.

                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                       --------------------
                                                       1999           2000
                                                       -----          -----
Revenues:
  Refractive and ambulatory surgery centers, net ..      8.1%          24.6%
  Managed care.....................................     45.0           75.4
  Buying group.....................................     46.9             --
                                                       -----          -----
         Total revenues............................    100.0          100.0
                                                       -----          -----

Operating expenses:
  Refractive and ambulatory surgery centers........      7.1           21.2
  Medical claims...................................     32.9           54.5
  Cost of buying group sales.......................     44.6             --
  General and administrative.......................     16.0           29.7
  Depreciation and amortization....................      2.4            4.2
                                                       -----          -----
         Total operating expenses..................    103.0          109.6
                                                       -----          -----

Loss from operations...............................     (3.0)          (9.6)

Interest expense...................................      4.6           10.4
                                                       -----          -----
Loss from continuing operations before.............
                  minority interest................     (7.6)         (20.0)

Minority interest..................................       --           (0.2)
                                                       -----          -----
Loss from continuing operations....................     (7.6)         (20.2)


Discontinued operations:
        Income from discontinued operations........      7.6             --
                                                       -----          -----
Income (loss) before extraordinary item ...........       --          (20.2)
         Extraordinary item .......................       --           (5.7)
                                                       -----          -----
Net income (loss)                                         --%         (25.9%)
                                                       =====          =====
Medical claims ratio...............................     73.1%          72.2%
                                                       =====          =====

Three-Month Period Ended March 31, 2000 Compared to Three-Month Period Ended March 31, 1999


Revenues.

         Revenues decreased 43.3% from $31.5 million for the three months ended March 31, 1999 to $17.9 million for the three months ended March 31, 2000. This decrease was primarily due to the Company's sale of the buying group division, offset by an increase in refractive and ambulatory surgery center net revenues attributable to growth in the number of refractive surgery centers and laser vision correction procedures performed. Managed care revenues on a comparable basis decreased 4.9% from 1999 revenues.

Refractive and ambulatory surgery center operating expenses.

         Refractive and ambulatory surgery center operating expenses increased 68.7% from $2.2 million for the three months ended March 31, 1999 to $3.8 million for the three months ended March 31, 2000. The increase is due, in large part, to the costs associated with operating new refractive centers.


Medical Claims.

         Medical claims expense decreased 6.1% from $10.4 million for the three months ended March 31, 1999 to $9.7 million for the three months ended March 31, 2000. The Company's medical claims ratio decreased from 73.1% for the three months ended March 31, 1999 to 72.2% for the three months ended March 31, 2000. Medical claims expense consists of payments by the Company to its Affiliated Providers for vision care wellness services, medical and surgical eye care services and facility services. These payments are based on fixed payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules.


Cost of Buying Group Sales.

         The cost of buying group sales consists of the costs of various optical products which are shipped directly to the providers of eye care services. The Company completed the sale of the buying group division during the second quarter of 1999.


General and Administrative.

         General and administrative expenses increased 5.3% from $5.0 million for the three months ended March 31,1999 to $5.3 million for the three months ended March 31, 2000. General and administrative expenses consist mainly of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters and its managed care service centers as well as professional fees, advertising, building and occupancy costs, operating lease expenses and other costs related to the maintenance of a headquarters operation. While total expenditures did not change significantly, expenses as a percentage of revenue increased dramatically from 16.0% for the three months ended March 31, 1999 to 29.7% for the three months ended March 31, 2000. The increased percentage is due to lower revenue of the continuing businesses coupled with significant costs associated with accounting, legal and consulting professionals offset by reductions in headcount and related expenses. Management has been aggressively reducing staff and related overhead expenses in an effort to bring overall general and administrative expenses in line with the current run rate of the continuing business. Professional fees are expected to remain high in the second quarter of 2000 as a result of: 1) the requirements of the PPM divestiture effort, 2) activities required to resolve certain claims, 3) ongoing negotiations with the Company's lenders, and
4) activities necessary to close the proposed merger with OptiCare.


Depreciation and Amortization.

         Depreciation and amortization expense increased from $747,000 for the three months ended March 31, 1999 to $759,000 for the three months ended March 31, 2000. As a percentage of revenues, depreciation and amortization expense increased from 2.4% for the three months ended March 31, 1999 to 4.2% for the three months ended March 31, 2000 due to the reduction of revenues resulting from the sale of the Company's buying group division.


Interest Expense.

         Interest expense increased 27.6% from $1.5 million for the three months ended March 31, 1999 to $1.9 million for the three months ended March 31, 2000. In the first quarter of 1999, approximately $0.4 million of interest expense was allocated to discontinued operations versus none in the first quarter of 2000. Although average borrowings were approximately $25.1 million lower in the first quarter of 2000 versus the same period in 1999, the average interest rate on the Company's borrowings rose significantly in the first quarter of 2000 due to a general increase in interest rates as well as higher spreads required by its lenders.


Extraordinary Item.

         The extraordinary item of approximately $1.0 million represents costs incurred by the Company in connection with the merger with OptiCare Health Systems, Inc.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings and private debt and equity financing. Net cash used in operating activities for the three months ended March 31, 2000 was $2.6 million as compared to net cash provided by operating activities of $0.2 million for the three months ended March 31, 1999. Of the $2.8 million negative swing in cash flow from operating activities, $3.4 million was attributable to a shift in supplier and other trade payable support as accounts payable increased $2.5 million in the first quarter of 1999 versus a decrease of $0.9 million in the first quarter of 2000.

         Net cash used in investing activities for the three months ended March 31, 2000 was $0.1 million resulting from purchases of medical equipment and office furniture related to the Company's new refractive surgery centers as well as purchases in the normal course of business. Net cash used in investing activities for the three months ended March 31, 1999 was $0.7 million and resulted from payments for medical equipment, office furniture and capitalized acquisition costs.

         Net cash provided by financing activities for the three months ended March 31, 2000 and 1999 of $0.4 million were primarily attributable to increased borrowings under the Company's credit facilities, net of repayments.

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

         On May 19, 2000, the parties to the Amended and Restated Credit Agreement executed a waiver letter (the "May 19th Waiver"). The May 19th Waiver extended (i) the waiver provided by the Seventh Amendment and the December, February, March, April and May Waivers and (ii) the bridge facility due date until the earlier of June 2, 2000 or the termination of the merger agreement with OptiCare pursuant to its terms.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its Amended and Restated Credit Agreement, which is used to maintain liquidity and fund the Company's business operations. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company did not use derivative instruments to adjust the Company's interest rate risk profile during the three months ended March 31, 2000.



SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q, the annual report and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The terms "Vision Twenty-One," "Company," "we," "our" and "us" refer to Vision Twenty-One, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Form 10-Q, the Form 10-K and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things:

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

         (x) our ability to effectively manage and operate our refractive and ambulatory surgery center business;

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

         (xvi) our timely filing of Securities and Exchange Act Reports and our ability to maintain our NASDAQ listing; and

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

         The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q to reflect the occurrence of unanticipated events.

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



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


(a)      Exhibits. See Exhibit Index attached hereto.

(b) During quarterly period ended March 31, 2000, the Company filed a report on Form 8-K on January 10, 2000, announcing the signing of a waiver letter to the Amended and Restated Credit Agreement. The Company filed a report on Form 8-K on February 10, 2000, announcing the execution of a definitive merger agreement by and between the Company and OptiCare Health Systems, Inc. and on March 8, 2000 the Company filed a Form 8-K announcing the filing of a press release concerning certain Company stock price and volume activity.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Largo, State of Florida on May 25, 2000.


                                        VISION TWENTY-ONE, INC.
                                        Registrant



                                        By: /s/ HOWARD S. HOFFMAN
                                            ---------------------------------
                                            Howard S. Hoffman
                                            Interim Chief Financial Officer
                                            (Acting Principal Accounting Officer
                                            and Duly Authorized Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  EXHIBITS DESCRIPTION
-------                                 --------------------
2.1*             --        Agreement and Plan of Merger and Reorganization
                           among Vision Twenty-one, Inc., OC Acquisition Corp.
                           and OptiCare Health Systems, Inc. Schedules (or similar attachments) have been omitted, and the Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.(26)

3.1*             --        Amended and Restated Articles of Incorporation of
                           Vision Twenty-One, Inc.(1)

3.2*             --        By-laws of Vision Twenty-One, Inc.(1)

4.5*             --        Note Purchase Agreement for 10% Senior Subordinated
                           Notes due December 19, 1999 (Detachable Warrants
                           Exchangeable Into Common Stock) dated December 20,
                           1996, by and between Vision Twenty-One, Inc. and certain purchasers.(1)

4.6*             --        Amendment No. 1 dated April 18, 1997 to that certain
                           Note Purchase Agreement dated December 20, 1996, by and between Vision Twenty-One, Inc. and certain purchasers.(1)

4.7*             --        Note Purchase Agreement for 10% Senior Subordinated
                           Series 1997 Notes Due December 19, 1999 (Detachable
                           Warrants Exchangeable Into Common Stock) dated
                           February 28, 1997 between Vision Twenty-One, Inc.
                           and Piper Jaffray Healthcare Fund II Limited
                           Partnership.(1)

4.8*             --        Amended and Restated Note and Warrant Purchase
                           Agreement dated June 1997 and First Amendment to
                           Amended and Restated Note and Warrant Purchase
                           Agreement dated August 1997 between Vision
                           Twenty-One, Inc. and Prudential Securities Group.(4)

4.9*             --        Credit facility commitment letter dated October 10,
                           1997 between Prudential Securities Credit
                           Corporation and Vision Twenty-One, Inc.(5)

4.10*            --        Note Purchase Agreement dated October 1997 between
                           Vision Twenty-One, Inc. and Prudential Securities
                           Credit Corporation.(9)

4.11*            --        Letter Amendment dated December 30, 1997 to the Note
                           and Warrant Purchase Agreement between Vision
                           Twenty-One, Inc. and Prudential Securities Credit
                           Corporation.(10)

4.13*            --        Credit Agreement dated as of January 30, 1998 among
                           Vision Twenty-One, Inc. and Bank of Montreal as
                           Agent for a consortium of banks.(11)

4.14*            --        Amended and Restated Credit Agreement dated as of
                           July 1, 1998 among Vision Twenty-One, Inc., and the
                           Bank of Montreal as Agent for a consortium of banks.(15)

4.15*            --        First Amendment to the Amended and Restated Credit
                           Agreement dated as of February 23, 1999 among Vision
                           Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(18)

4.16*            --        Second Amendment to the Amended and Restated Credit
                           Agreement dated as of June 11, 1999 among Vision
                           Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (18)

4.17*            --        Third Amendment to the Amended and Restated Credit
                           Agreement dated as of August 30, 1999 by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(19)

4.18*            --        Waiver Letter dated October 14, 1999 to the Amended
                           and Restated Credit Agreement by and among Vision
                           Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(20)

4.19*            --        Fourth Amendment and Waiver to the Amended and
                           Restated Credit Agreement dated as of November 12,
                           1999 by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(21)

4.20*            --        Fifth Amendment to the Amended and Restated Credit
                           Agreement dated as of November 24, 1999 by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(22)

4.21*            --        Sixth Amendment to the Amended and Restated Credit
                           Agreement dated as of December 3, 1999 by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(22)

4.22*            --        Seventh Amendment to the Amended and Restated Credit
                           Agreement dated as of December 10, 1999 by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(22)

4.23*            --        Waiver Letter dated December 29, 1999 to the Amended
                           and Restated Credit Agreement by and among Vision
                           Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(23)

4.24*            --        Waiver letter dated February 29, 2000 to the Amended
                           and Restated Credit Agreement by and among Vision
                           Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(26)

4.25*            --        Waiver letter dated March 24, 2000 to the Amended
                           and Restated Credit Agreement by and among Vision
                           Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(26)

4.26*            --        Waiver letter dated as of April 14, 2000 to the
                           Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(26)

4.27*            --        Waiver letter dated as of May 5, 2000 to the Amended
                           and Restated Credit Agreement by and among Vision
                           Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(26)

4.28             --        Waiver letter dated as of May 19, 2000 to the Amended
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
                           Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(11)

10.60*           --        Amended and Restated Credit Agreement dated as of
                           July 1, 1998 among Vision Twenty-One, Inc. the Banks who are a party thereto and Bank of Montreal as Agent.(16)

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

10.71*           --        Employment Agreement dated August 1, 1999 between
                           Vision Twenty-One, Inc. and Andrew Alcorn.(21)

10.72*           --        Fifth Amendment to the Amended and Restated Credit
                           Agreement dated as of November 27, 1999 among Vision
                           Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(22)

10.73*           --        Sixth Amendment to the Amended and Restated Credit
                           Agreement dated as of December 3, 1999 among Vision
                           Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(22)

10.74*           --        Seventh Amendment to the Amended and Restated Credit
                           Agreement dated as of December 10, 1999 among Vision
                           Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(22)

10.75*           --        Waiver letter dated December 29, 1999 to the Amended
                           and Restated Credit Agreement among Vision
                           Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(23)

EXHIBIT
NUMBER                                EXHIBITS DESCRIPTION
-------                               --------------------
10.76*           --       Waiver letter dated February 29, 2000 to the Amended
                          and Restated Credit Agreement among Vision
                          Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(26)

10.77*           --       Waiver letter dated March 24, 2000 to the Amended
                          and Restated Credit Agreement by and among Vision
                          Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(26)

10.78*           --       Employment Agreement dated February 8, 1999 between
                          Vision Twenty-One, Inc. and Robert P. Collins.(25)

10.79*           --       Consulting Agreement dated November 26, 1999 by and
                          between Vision Twenty-One, Inc. and Nightingale and
                          Associates, LLC.(26)

10.80*           --       Vision Twenty-One, Inc. Employee Stock Purchase
                          Plan.(17)

10.81*           --       Agreement and Plan of Merger and Reorganization
                          among Vision Twenty-One, Inc., OC Acquisition Corp.
                          and OptiCare Health Systems, Inc.(26)

10.82*           --       Waiver letter dated as of April 14, 2000 to the
                          Amended and Restated Credit Agreement among Vision
                          Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(26)

10.83*           --       Waiver letter dated as of May 5, 2000 to the Amended
                          and Restated Credit Agreement among Vision
                          Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(26)

10.84            --       Waiver letter dated as of May 19, 2000 to the Amended
                          and Restated Credit Agreement among Vision Twenty-One,
                          Inc., the Banks who are a party thereto and Bank of Montreal as Agent, filed as Exhibit 4.28 to this report and incorporated herein by reference.

27.1             --       Financial Data Schedule for the three months ended
                          March 31, 2000 (for SEC use only).

27.2             --       Restated Financial Data Schedule for the three months
                          ended March 31, 1999 (for SEC use only).

99.1*            --       Joint Press Release dated February 10, 2000
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

(26) Form 10-K filed May 5, 2000.