Form 10-Q
period 2000-06-30
VISION TWENTY ONE INC
filed 2000-08-14
CIK 1020258

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM __________________ TO _________________________
                         COMMISSION FILE NUMBER: 0-22977

                             VISION TWENTY-ONE, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    FLORIDA                                59-3384581
        -------------------------------               -------------------
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

                                 --------------

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

         The registrant had 13,978,425 Shares outstanding as of July 31, 2000.

                         PART I - FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                              1999            2000            1999            2000
                                                          ------------    ------------    ------------    ------------
Revenues:
  Refractive and ambulatory surgery centers, net ......   $  2,916,524    $  3,774,705    $  5,482,505    $  8,161,722
  Managed care ........................................     14,024,769      13,363,076      28,209,681      26,848,856
  Buying group ........................................      4,376,712              --      19,154,456              --
                                                          ------------    ------------    ------------    ------------
                                                            21,318,005      17,137,781      52,846,642      35,010,578
                                                          ------------    ------------    ------------    ------------
Operating expenses:
  Refractive and ambulatory surgery centers ...........      2,660,200       3,509,171       4,907,325       7,299,347
  Medical claims ......................................     10,347,821       9,781,357      20,719,569      19,522,613
  Cost of buying group sales ..........................      4,195,752              --      18,257,963              --
  General and administrative ..........................      7,117,283       6,408,605      12,144,488      11,703,632
  Depreciation and amortization .......................        944,791         774,178       1,691,921       1,533,294
  Start-up and software development ...................        679,579              --         679,579              --
                                                          ------------    ------------    ------------    ------------
                                                            25,945,426      20,473,311      58,400,845      40,058,886
                                                          ------------    ------------    ------------    ------------
Loss from operations ..................................     (4,627,421)     (3,335,530)     (5,554,203)     (5,048,308)

Interest expense, net .................................      1,364,137       1,778,273       2,818,503       3,633,899
(Gain) loss on sale of assets .........................       (522,918)         17,026        (522,918)         17,026
                                                          ------------    ------------    ------------    ------------
Loss from continuing operations before minority
  interest ............................................     (5,468,640)     (5,130,829)     (7,849,788)     (8,699,233)
Minority interest .....................................             --         (42,676)             --         (81,493)
                                                          ------------    ------------    ------------    ------------
Loss from continuing operations .......................     (5,468,640)     (5,173,505)     (7,849,788)     (8,780,726)

Discontinued operations:
  Income from discontinued operations .................      1,177,419              --       3,574,744              --
  Income on disposal of discontinued operations .......             --         189,448              --         182,296

                                                          ------------    ------------    ------------    ------------
Loss before extraordinary item ........................     (4,291,221)     (4,984,057)     (4,275,044)     (8,598,430)
  Extraordinary item-costs associated with
     the previously planned OptiCare Health
     Systems, Inc. merger .............................             --        (348,967)             --      (1,365,229)
                                                          ------------    ------------    ------------    ------------
Net loss ..............................................   $ (4,291,221)   $ (5,333,024)   $ (4,275,044)   $ (9,963,659)
                                                          ============    ============    ============    ============
Basic and diluted loss per common share:
  Loss from continuing operations .....................   $      (0.36)   $      (0.37)   $      (0.52)   $      (0.63)
  Income from discontinued operations .................           0.08            0.01            0.24            0.01
                                                          ------------    ------------    ------------    ------------
Loss before extraordinary item ........................   $      (0.28)   $      (0.36)   $      (0.28)   $      (0.62)
  Extraordinary item-costs associated with
     the previously planned OptiCare Health
     Systems, Inc. merger .............................             --           (0.02)             --           (0.09)
                                                          ------------    ------------    ------------    ------------
Net loss per common share .............................   $      (0.28)   $      (0.38)   $      (0.28)   $      (0.71)
                                                          ============    ============    ============    ============


   See accompanying notes to the condensed consolidated financial statements.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                               DECEMBER 31,         JUNE 30,
                                                                                                  1999                2000
                                                                                              ------------      --------------
                                               ASSETS                                                              (Unaudited)
Current assets:
  Cash and cash equivalents ..............................................................     $  5,032,399      $    5,036,986
  Accounts receivable due from:
     Physicians, patients and surgery centers ............................................        1,852,091           1,931,307
     Managed health benefits payors ......................................................          810,606             824,638
  Prepaid expenses and other current assets ..............................................        1,405,321           1,296,995
  Current assets of discontinued operations ..............................................       20,102,763           9,258,380
                                                                                               ------------      --------------
         Total current assets ............................................................       29,203,180          18,348,306

Fixed assets, net ........................................................................        5,131,658           4,522,066
Excess of purchase price over fair values of
  net assets acquired, net of accumulated
  amortization of $3,500,266 and $4,404,180
  at December 31, 1999 and June 30, 2000 respectively ....................................       47,703,490          46,799,576
Other assets .............................................................................          205,059             165,261
Restricted cash ..........................................................................          500,000             802,915
Non current assets of discontinued operations ............................................        2,135,300              87,990
                                                                                               ------------      --------------
         Total assets ....................................................................     $ 84,878,687      $   70,726,114
                                                                                               ============      ==============

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable .......................................................................     $  5,687,289      $    3,808,134
  Accrued expenses .......................................................................        2,240,083           3,133,462
  Medical claims payable .................................................................        4,870,837           3,928,015
  Accrued compensation ...................................................................        1,848,511           2,352,225
  Accrued restructuring charge ...........................................................          663,305             590,654
  Accrued interest and loan fees .........................................................        2,086,957           5,223,146
  Amount due to ECCA .....................................................................        4,031,870           4,031,870
  Current portion of long-term debt ......................................................       58,135,205          58,887,636
  Current portion of obligations under capital leases ....................................           90,292              95,708
  Current liabilities of discontinued operations .........................................        6,657,260           3,990,058
                                                                                               ------------      --------------
         Total current liabilities .......................................................       86,311,609          86,040,908

Obligations under capital leases, less current portion ...................................          195,902             146,646
Long-term debt, less current portion .....................................................          112,500             112,500
Long-term liabilities of discontinued operations .........................................          598,946             459,574
                                                                                                 ------------      --------------
         Total liabilities ...............................................................       87,218,957          86,759,628
Minority interest ........................................................................          409,822             491,315

Stockholders' deficit:
  Preferred stock, $.001 par value; 10,000,000 shares authorized: no shares issued ......                --                  --
  Common stock, $.001 par value; 50,000,000 shares authorized; 15,616,854
     shares issued and outstanding .......................................................           15,617              15,617
  Additional paid in capital .............................................................       92,981,946          92,754,199
  Treasury stock (1,612,342 shares) ......................................................               --          (3,775,466)
  Deferred compensation ..................................................................         (192,135)                 --
  Notes receivable .......................................................................         (172,984)           (172,984)
  Accumulated deficit ....................................................................      (95,382,536)       (105,346,195)
                                                                                               ------------      --------------
         Total stockholders' deficit .....................................................       (2,750,092)        (16,524,829)
                                                                                               ------------      --------------
         Total liabilities and stockholders' deficit .....................................     $ 84,878,687      $   70,726,114
                                                                                               ============      ==============


   See accompanying notes to the condensed consolidated financial statements.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        Six Months Ended June 30,
                                                                                         1999              2000
                                                                                     ------------      ------------
OPERATING ACTIVITIES
Net loss .......................................................................       (4,275,044)       (9,963,659)
Adjustments to reconcile net loss to net cash used in operating activities:
   Income from discontinued operations .........................................       (3,574,744)         (182,296)
   Depreciation and amortization ...............................................        1,691,921         1,533,294
   Extraordinary item ..........................................................               --         1,365,229
   Non-cash compensation expense ...............................................          427,240           141,324
   Other amortization ..........................................................           54,150           192,135
   (Gain) loss  on sale of assets ..............................................         (511,063)           17,026
   Minority interest ...........................................................               --            81,493
 Changes in operating assets and liabilities, net of effects from business combinations:
     Accounts receivable, net ..................................................        5,605,720           (93,248)
     Prepaid expenses and other current assets .................................          449,228           108,326
     Other assets and restricted cash ..........................................          731,166          (263,117)
     Accounts payable ..........................................................       (3,416,214)       (1,879,155)
     Accrued expenses ..........................................................         (428,790)          893,379
     Accrued compensation ......................................................          577,033           503,714
     Accrued restructuring charge ..............................................         (482,998)          (72,651)
     Accrued acquisition costs .................................................         (165,752)               --
     Accrued interest and loan fees ............................................          891,526         3,136,189
     Medical claims payable ....................................................              (87)         (942,822)
                                                                                     ------------      ------------
          Net cash used in operating activities ................................       (2,426,708)       (5,424,839)

INVESTING ACTIVITIES
Payments for fixed assets, net .................................................       (1,093,291)          (31,409)
Payments for capitalized acquisition costs .....................................         (133,374)               --
Net proceeds from sale of Block Buying Group ...................................        4,286,060                --
                                                                                     ------------      ------------
          Net cash provided by (used in) investing activities ..................        3,059,395           (31,409)

FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations .......................       (8,663,623)       (1,624,494)
Proceeds from credit facility ..................................................        4,944,686         2,333,085
Payments on credit facility ...................................................
Payments for financing fees ....................................................         (592,764)               --
Proceeds from sale of stock to Directors .......................................        1,062,848                --
Exercise of stock options ......................................................           95,272                --
Proceeds from sale of stock to minority interest ...............................          346,424                --
                                                                                     ------------      ------------
          Net cash provided by (used in) financing activities ..................       (2,807,157)          708,591
                                                                                     ------------      ------------

DISCONTINUED OPERATIONS
   Operating activities ........................................................        5,723,224           630,970
   Investing activities ........................................................       (3,585,804)        4,121,274
   Financing activities ........................................................         (222,975)               --
                                                                                     ------------      ------------

Cash provided by discontinued operations .......................................        1,914,445         4,752,244
                                                                                     ------------      ------------
Increase (decrease) in cash and cash equivalents ...............................         (260,025)            4,587
Cash and cash equivalents at beginning of period ...............................        1,514,670         5,032,399
                                                                                     ------------      ------------
Cash and cash equivalents at end of period .....................................     $  1,254,645      $  5,036,986
                                                                                     ============      ============


   See accompanying notes to the condensed consolidated financial statements.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 2000

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

         Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily an indication of the results that may be expected for the year ending December 31, 2000.

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

2.       LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share for loss from continuing operations:


                                                      THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                         1999            2000            1999            2000
                                                     ------------    ------------    ------------    ------------
  Numerator for basic and diluted loss per
   share-loss available to common
   stockholders ..................................   $ (5,468,640)   $ (5,173,505)   $ (7,849,788)   $ (8,780,726)
  Denominator for basic and diluted loss per
   share - Weighted average shares ...............     15,122,566      13,925,208      15,071,244      13,982,386
                                                     ------------    ------------    ------------    ------------

Basic and diluted loss per common share ..........   $      (0.36)   $      (0.37)   $      (0.52)   $      (0.63)
                                                     ============    ============    ============    ============

         There were no dilutive securities included in the computations of loss per share in the three-month and six-month periods ended June 30, 2000 and 1999 because the Company incurred a loss from continuing operations in those periods.

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

         The accrued restructuring charge of approximately $663,000 at December 31, 1999 was reduced by $72,000 to $591,000 at June 30, 2000. The reduction was related entirely to severance payments. For the six months ended June 30, 1999, the Company utilized approximately $500,000 of this charge, related to severance payments. The Restructuring Plan reserve was approximately $2,300,000 at June 30, 1999.

4.       DISCONTINUED OPERATIONS

         Effective August 31, 1999, the Company completed the sale of Vision World, EyeCare One Corp. and The Eye DRx (the "Retail Optical Chains") to Eye Care Centers of America, Inc. ("ECCA"). ECCA is based in San Antonio, Texas and operates a national chain of full-service retail optical stores. In connection with this transaction, the Company received approximately $37,300,000 in cash. Of the proceeds received by the Company at closing, approximately $30,800,000 was applied as a permanent pay down of its term debt credit facility, approximately $2,800,000 was paid down under its ongoing $7,500,000 revolving credit facility, approximately $2,400,000 was used for costs and other obligations related to the transaction and approximately $1,250,000 was utilized to fund an escrow arrangement between the parties relative to terms under the agreement. Based on post-closing adjustments, the final sales price was approximately $31,800,000, and the Company has recorded a liability of approximately $4,032,000 to ECCA, net of escrow, with respect to such post-closing adjustments. In addition, Vision Twenty-One has indemnified one of its former managed professional associations for certain partnership obligations. Accordingly, a charge of $200,000 was recorded to loss on disposal of discontinued operations in 1999. A net loss of approximately $3,250,000 was incurred on the transaction for the year ended December 31, 1999.

         On October 25, 1999, the Company announced its intent to exit the business of managing optometry and ophthalmology practices. The details of the plan were finalized in December 1999. This represented a crucial step in the Company's strategy of redirecting its corporate resources towards the development of refractive and ambulatory surgery center initiatives in these same markets. The Company expects the majority of the affected physicians to continue to be part of the Vision Twenty-One national eye care delivery network and/or participate in its refractive and ambulatory surgery center initiatives. The exit of the physician practice management ("PPM") business is being accomplished through the sale of the practice assets back to the physicians or their affiliates, the termination of Management Agreements and the restructuring of certain refractive surgery center facility access agreements. The terms of each managed practice divestiture are subject to the prior approval of the banks under the Company's credit facilities as well as the Audit Committee of the Company's Board of Directors. Accordingly, in 1999, the Company recorded a loss of $58,700,000, which is net of an income tax benefit of $1,100,000, related to the expected sale of practice assets. As of June 30, 2000, the Company had sold the assets of 19 practices and received consideration of approximately $5,800,000, in the form of cash, and 1,612,342 shares of the Company's common stock valued at approximately $3,775,000. The Company has reached tentative agreements with all of the remaining practices for an aggregate consideration of approximately $2,800,000 and expects to complete its exit of the PPM business in the third quarter.

         As a result of the changes occurring in the Company's business, including, but not limited to the divestiture of large business units, the shift in operating focus, changes in the Company's managed care business, the Company's exiting of the PPM business and issues related to the Company's accessibility to future working capital, the overall results should not necessarily be relied upon as being indicative of future operating performance.

The operating results of these discontinued operations are summarized as follows:


                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                               1999           2000           1999           2000
                                           ------------   ------------   ------------   ------------
Revenues ...............................   $ 37,464,437             --   $ 74,525,263             --
Operating expenses .....................     36,287,018             --     70,950,519             --
                                           ------------   ------------   ------------   ------------

Income from discontinued operations ....      1,177,419             --      3,574,744             --

Income on disposal .....................             --        189,448             --        182,296
                                           ------------   ------------   ------------   ------------

Total income of discontinued
  operations ...........................   $  1,177,419   $    189,448   $  3,574,744   $    182,296
                                           ============   ============   ============   ============

         The operating expenses of the discontinued operations for the three months and six months ended June 30, 1999 include an allocation of interest expense and amortization expense of intangible assets of approximately $1,200,000 and $2,400,000, respectively. The interest expense allocated to discontinued operations was based on the net assets attributed to the operations of the Retail Optical Chains in accordance with the guidance in EITF 87-24, Allocation of Interest to Discontinued Operations.

         The assets and liabilities of the discontinued operations primarily include cash, patient accounts receivable, fixed assets, accounts payable and accrued liabilities.

5.       SEGMENT REPORTING

         The Company identifies reportable segments based on management responsibility for the strategic business units that offer different products and services. The segments are managed separately based on the fundamental differences in their operations. The Company's operations have been classified into three segments: refractive and ambulatory surgery centers, managed care and buying group. The refractive and ambulatory surgery centers segment includes all activity related to refractive surgery centers and ambulatory surgery centers. The managed care segment consists primarily of the activities of the Florida, Maryland, Arizona and Wisconsin service centers. The buying group segment includes the operations of the buying group division which was sold effective April 30, 1999.

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


                                                               THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     JUNE 30,                       JUNE 30,
                                                              1999            2000            1999            2000
                                                          ------------    ------------    ------------    ------------
Revenues:
     Refractive and ambulatory surgery centers            $  2,916,524    $  3,774,705    $  5,482,505    $  8,161,722
     Managed care                                           14,024,769      13,363,076      28,209,681      26,848,856
     Buying group                                            4,376,712              --      19,154,456              --
                                                          ------------    ------------    ------------    ------------
        Total segments                                      21,318,005      17,137,781      52,846,642      35,010,578


     Corporate                                                      --              --              --              --
                                                          ------------    ------------    ------------    ------------

Total revenues                                            $ 21,318,005    $ 17,137,781    $ 52,846,642    $ 35,010,578
                                                          ============    ============    ============    ============
Segment Profit (Loss):
     Refractive and ambulatory surgery centers            $    256,324    $    265,534    $    575,180    $    862,375
     Managed care (a)                                          791,220       1,440,533       2,825,861       2,998,420
     Buying group (b)                                          180,960              --         896,493              --
                                                          ------------    ------------    ------------    ------------
        Total segments                                       1,228,504       1,706,067       4,297,534       3,860,795

     Corporate                                              (4,231,555)     (4,267,419)     (7,480,237)     (7,375,809)
                                                          ------------    ------------    ------------    ------------

Total loss                                                $ (3,003,051)   $ (2,561,352)   $ (3,182,703)   $ (3,515,014)
                                                          ============    ============    ============    ============


(a) The 1999 managed care segment profit includes general and administrative expenses related to the Buying Group that the Company is unable to separately identify from the general and administrative expenses of Block Vision.

(b) The 1999 Buying Group profit represents the gross profit from the sale of optical products.

6.       MERGER AGREEMENT

         On February 10, 2000, the Company entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement") with OptiCare Health Systems, Inc. and OC Acquisition Corp. The merger was to combine the companies' refractive surgery, ambulatory surgery and managed care businesses. The transaction was subject to certain closing conditions, including, but not limited to, regulatory approvals, the approval of the shareholders of both OptiCare and the Company, the restructuring of certain debt obligations of OptiCare and the Company and the raising by OptiCare of not less than $30,000,000 of equity or mezzanine capital. As previously reported, the Company's proposed merger with OptiCare Health Systems, Inc. and OC Acquisition Corp. will not occur.

7.       LITIGATION

         During the quarter for which this report is filed, there have been no material developments to previously reported legal proceedings except for the dismissal of the Block Group litigation which sought to enjoin the OptiCare transaction. Except as previously reported, the Company is not a party to any material litigation and is not aware of any threatened material litigation.

         Management of the Company is unable to determine the impact, if any, that the resolution of the previously disclosed pending lawsuits will have on the financial position or results of operations of the Company. However, there can be no assurance that the resolution of the previously disclosed pending lawsuits will not have a material adverse effect on the Company and further contribute to its negative financial operations.

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

         During 1999, the Company began implementing a plan of divesting itself of the PPM, retail optical chains and buying group businesses in order to focus on expanding its refractive surgery center, ambulatory surgery center and managed care businesses. The sales of the buying group division and retail optical chains were completed in two individual transactions. The PPM divestiture has required multiple transactions involving the sales of practice assets, typically back to the doctors or their affiliates, and the termination of Management Agreements. As of June 30, 2000, all but two ophthalmology and also certain corporate optometry locations had been transferred pursuant to the PPM divestiture plan. Since June 30, 2000, the Company has reached tentative agreements related to the divestiture of substantially all of the remaining PPM business.

         As previously reported, the Company's proposed merger with OptiCare Health Systems, Inc. and OC Acquisition Corp. will not occur. The Company's current plan is to continue its managed care, ASC and RSC businesses. The plan is contingent upon the Company achieving a restructuring of its credit facility with its banks and settling its claims and antecedent debts with its creditors in a manner that permits the Company to operate its business and to satisfy its restructured debt and other obligations. The Company may divest itself of additional assets in order to reduce debt and generate liquidity.

DISPOSITION OF BUSINESSES

         The Company has concentrated on developing its LADs since late 1997. Over the past year, the Company has been analyzing certain business units within such LADs and assessing the long-term strategic value of each existing component. Effective August 31, 1999, the Company completed the sale of Vision World, Stein Optical (a trade name of EyeCare One Corp.), and The Eye DRx (the "Retail Optical Chains") to Eye Care Centers of America, Inc. ("ECCA"). ECCA is based in San Antonio, Texas and operates a national chain of full-service retail optical stores. In connection with this transaction, the Company received approximately $37.3 million in cash. Of the proceeds received by the Company at closing, approximately $30.8 million was applied as a permanent pay down of its term debt credit facility, approximately $2.8 million was paid down under its ongoing $7.5 million revolving credit facility, approximately $2.4 million was used for costs and other obligations related to the transaction and approximately $1.3 million was utilized to fund an escrow arrangement between the parties relative to terms under the agreement. Based on post-closing adjustments, the final sales price was approximately $31.8 million, and the Company has recorded a liability of approximately $4.0 million to ECCA, net of escrow, with respect to such post-closing adjustments. Under the sale agreement, Vision Twenty-One indemnified one of its former Managed Professional Associations for certain partnership obligations. Accordingly, a charge of $0.2 million was recorded to loss on disposal of discontinued operations in 1999. A net loss of approximately $3.2 million was recorded on the transaction. The Company is currently in discussions with ECCA regarding a comprehensive resolution of all pending matters between the parties. While there can be no assurance that a comprehensive agreement will be reached, the Company is hopeful that a resolution can be reached which will support the Company's efforts to continue its business with restructured obligations to ECCA that are acceptable to the Company.

         On June 4, 1999, the Company completed the sale of its buying group division (effective April 30, 1999). Net proceeds of $4.3 million received by the Company were primarily used to repay outstanding borrowings under the Company's credit facilities.

EXIT FROM PHYSICIAN PRACTICE MANAGEMENT BUSINESS

         On October 25, 1999, the Company announced its intent to exit the business of managing optometry and ophthalmology practices. The details of the plan were finalized in December 1999. This represented a crucial step in the Company's strategy of redirecting its corporate resources towards the development of refractive surgery and ambulatory surgery center initiatives in these same markets. The Company expects the majority of the affected physicians to continue to be part of the Vision Twenty-One national eye care delivery network and/or participate in its refractive and ambulatory surgery center initiatives. The exit of the physician practice management ("PPM") business is expected to be accomplished through the sale of the practice assets back to the physicians or their affiliates, the termination of Management agreements and the restructuring of certain refractive surgery center facility access agreements. The terms of each managed practice divestiture are subject to the prior approval of the banks under the Company's credit facilities as well as the Audit Committee of the Company's Board of Directors. Accordingly, in 1999, the Company recorded a loss of $58.7 million, which is net of an income tax benefit of $1.1 million, related to the expected sale of practice assets. As of June 30, 2000, the Company had sold the assets related to 19 ophthalmology practices and received consideration of approximately $9.5 million. Based upon tentative agreements, the Company believes it will divest itself of the assets of the two remaining ophthalmology practices as well as the corporate optometry practices during the third quarter for an aggregate consideration of approximately $2.8 million.

         As a result of the changes occurring in the Company's business, including, but not limited to, the divestiture of large business units, the shift in operating focus, changes in the Company's managed care business, the Company's exiting of the PPM business and issues related to the Company's accessibility to future working capital, the overall results should not necessarily be relied upon as being indicative of future operating performance.

MOVE FROM NASDAQ NATIONAL MARKET SYSTEM TO THE NASD'S OTC - BULLETIN BOARD
SYSTEM

         On June 19, 2000 the trading of the Company's Common Stock moved to the NASD's OTC - Bulletin Board System from the Nasdaq National Market System.

ADDITIONAL OVERVIEW

         Managed care revenues are derived principally from fixed premium payments received pursuant to its managed care contracts on a capitated or risk-sharing basis. The Company also receives fees for the provision of certain financial and administrative services related to its indemnity fee-for-service plans. Pursuant to its capitated managed care contracts, the Company receives a fixed premium payment per-member-per-month for a predetermined benefit level of eye care services as negotiated between the Company and the payor. Profitability of the Company's capitated managed care contracts is directly related to the specific terms negotiated, utilization of eye care services by member patients and the effectiveness of administering the contracts. The Company receives a percentage of collected medical billings for administering indemnity fee-for-service plans for its Affiliated Providers. Although the terms and conditions of the Company's managed care contracts vary considerably, they typically have a one-year term.

         The Company manages risk of capitated managed care contracts by monitoring utilization of each Affiliated Provider and comparing their utilization to national averages, expected utilization at the time the contract was bid, utilization of other providers and historical utilization of the Affiliated Provider. Abnormal utilization of an Affiliated Provider results in a medical chart review by the Company and further counseling on appropriate clinical protocols. To further manage the risk of capitated managed care contracts, the Company, in certain instances, enters into agreements to pay Affiliated Providers a fixed per-member-per-month fee for eye care services rendered or a pro rata share of managed care capitated payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers). The Company targets these payments at a range of 75% to 85% of total payments received pursuant to the Company's capitated managed care contracts.

         As part of its PPM business, Vision Twenty-One entered into Management Agreements with professional associations or corporations (the "Managed Professional Associations") pursuant to which Vision Twenty-One was the sole provider of comprehensive management, business and administrative services for the non-professional aspects of the professional practices. Each managed provider maintained full authority, control and responsibility over the provision of professional care and services to its patients. Vision Twenty-One did not provide professional care to patients nor did Vision Twenty-One employ any of the ophthalmologists or optometrists, or any other professional health care provider personnel, of the Managed Professional Association. The initial term of the Management Agreement was typically 40 years. Under the majority of Vision Twenty-One's Management Agreements, the management fees ranged from 20% to 37% of the Managed Professional Associations' net revenues after deducting from such revenues all expenses of the clinics other than those related to shareholders of the Managed Professional Associations. This type of arrangement was usually utilized in management relationships with ophthalmology practices. Additionally, Vision Twenty-One had Management Agreements with management fees ranging from 50% to 87% of net practice revenues where Vision Twenty-One was required to pay generally all the expenses of the clinics with the exception of professional salaries and benefits. Such arrangements were typically utilized in management relationships with optometrists. The management fees earned by Vision Twenty-One pursuant to these Management Agreements fluctuated depending on the level of revenues and expenses of the Managed Professional Associations. The Managed Professional Associations derive their revenues from professional fees as well as fees received for the use of ASCs, RSCs and sales of optical goods. The Managed Professional Associations receive payments from a combination of sources including capitation payments from managed care companies and government funded reimbursements (Medicare and Medicaid). As described above only a small portion of the Company's previous practice management business remained as of June 30, 2000 with the remaining portion expected to be divested on or before August 31, 2000.

1999 RESTRUCTURING PLAN

         The accrued restructuring charge of $0.7 million at December 31, 1999 was reduced by $0.1 million to $0.6 million at June 30, 2000. The reduction was related entirely to severance payments. For the six months ended June 30, 1999, the Company utilized approximately $0.5 million of this charge, related to severance payments. The reserve for the Restructuring Plan was $2.3 million at June 30, 1999.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total revenues, certain items in the Company's statement of operations for the periods indicated. As a result of the 1999 divestitures and the ongoing exiting of the PPM business, the Company does not believe that the historical percentage relationships for the three months and six months ended June 30, 1999 and 2000 reflect the Company's expected future operations.


                                                                       THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                             JUNE 30,                 JUNE 30,
                                                                       1999         2000         1999         2000
                                                                       ----         ----         ----         ----
         Revenues:
           Refractive and ambulatory surgery centers, net ......       13.7%        22.0%        10.4%        23.3%
           Managed care ........................................       65.8         78.0         53.4         76.7
           Buying group ........................................       20.5          0.0         36.2          0.0
                                                                      -----        -----        -----        -----

                  Total revenues ...............................      100.0        100.0        100.0        100.0
                                                                      =====        =====        =====        =====

         Operating expenses:
           Refractive and ambulatory surgery centers ...........       12.5         20.5          9.3         20.8
           Medical claims ......................................       48.5         57.1         39.2         55.8
           Cost of buying group sales ..........................       19.7          0.0         34.5          0.0
           General and administrative ..........................       33.4         37.4         23.0         33.4
           Depreciation and amortization .......................        4.4          4.5          3.2          4.4
           Start-up and software development ...................        3.2          0.0          1.3          0.0
                                                                      -----        -----        -----        -----

                  Total operating expenses .....................      121.7        119.5        110.5        114.4
                                                                      =====        =====        =====        =====

         Loss from operations ..................................      (21.7)       (19.5)       (10.5)       (14.4)

         Interest expense ......................................        6.4         10.4          5.3         10.4
         (Gain) loss on sale of assets .........................       (2.5)         0.1         (1.0)         0.1
                                                                      =====        =====        =====        =====

         Loss from continuing operations before minority
           interest ............................................      (25.6)       (30.0)       (14.8)       (24.9)

         Minority interest .....................................        0.0         (0.2)         0.0         (0.2)
                                                                      -----        -----        -----        -----

         Loss from continuing operations .......................      (25.6)       (30.2)       (14.8)       (25.1)

         Discontinued operations:
                 Income from discontinued operations ...........        5.5          0.0          6.8          0.0
                 Income on disposal of discontinued
                           operations ..........................        0.0          1.1          0.0          0.5
                                                                      -----        -----        -----        -----

         Loss before extraordinary item ........................      (20.1)       (29.1)        (8.0)       (24.6)
                  Extraordinary item ...........................        0.0         (2.0)         0.0         (3.9)
                                                                      -----        -----        -----        -----

         Net loss ..............................................      (20.1)%      (31.1)%       (8.0)%      (28.5)%
                                                                      =====        =====        =====        =====

         Medical claims ratio ..................................       73.8%        73.2%        73.4%        72.7%
                                                                      =====        =====        =====        =====

THREE-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 1999

Revenues.

         Revenues decreased 19.6% from $21.3 million for the three months ended June 30, 1999 to $17.1 million for the three months ended June 30, 2000. This decrease was primarily due to the Company's sale of the buying group division, offset by an increase in refractive and ambulatory surgery center net revenues attributable to growth in the number of refractive surgery centers and laser vision correction procedures performed. Managed care revenues on a comparable basis decreased 4.7% from 1999 revenues due primarily to the termination of a large, unprofitable contract.

Refractive and ambulatory surgery center operating expenses.

         Refractive and ambulatory surgery center operating expenses increased 39.1% from $2.7 million for the three months ended June 30, 1999 to $3.5 million for the three months ended June 30, 2000. The increase is due, in large part, to the costs associated with operating new refractive centers as well as a provision for uncollectible accounts of $0.2 million associated with one of the Company's ambulatory surgery centers.

Medical Claims.

         Medical claims expense decreased 5.5% from $10.3 million for the three months ended June 30, 1999 to $9.8 million for the three months ended June 30, 2000. The Company's medical claims ratio decreased from 73.8% for the three months ended June 30, 1999 to 73.2% for the three months ended June 30, 2000. Medical claims expense consists of payments by the Company to its Affiliated Providers for vision care wellness services, medical and surgical eye care services and facility services. These payments are based on fixed payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules.

Cost of Buying Group Sales.

         The cost of buying group sales consists of the costs of various optical products that are shipped directly to the providers of eye care services. The Company completed the sale of the buying group division during the second quarter of 1999.

General and Administrative.

         General and administrative expenses decreased 10.0% from $7.1 million for the three months ended June 30, 1999 to $6.4 million for the three months ended June 30, 2000. General and administrative expenses consist mainly of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters and its managed care service centers as well as professional fees, advertising, building and occupancy costs, operating lease expenses and other costs related to the maintenance of a headquarters operation. Although expenses declined in dollar terms, expenses as a percentage of revenue increased from 33.4% for the three months ended June 30, 1999 to 37.4% for the three months ended June 30, 2000. The increased percentage is due to the lower revenue associated with the continuing businesses coupled with significant costs associated with accounting, legal and consulting professionals offset by reductions in headcount and related expenses. Management has been aggressively reducing staff and related overhead expenses in an effort to bring overall general and administrative expenses in line with the current run rate of the continuing business. Professional fees are expected to remain high in the third quarter of 2000 as a result of: 1) the requirements of the PPM divestiture effort, 2) activities required to resolve various claims and other antecedent debt and 3) ongoing negotiations with the Company's lenders.

Depreciation and Amortization.

         Depreciation and amortization expense decreased from $945,000 for the three months ended June 30, 1999 to $774,000 for the three months ended June 30, 2000 due to the reduction in intangible assets resulting primarily from the discontinuation of the PPM business. As a percentage of revenues, depreciation and amortization expense remained relatively constant at 4.4% for the three months ended June 30, 1999 and 4.5% for the three months ended June 30, 2000.

Interest Expense.

         Interest expense increased 30.4% from $1.4 million for the three months ended June 30, 1999 to $1.8 million for the three months ended June 30, 2000. In the second quarter of 1999, approximately $0.4 million of interest expense was allocated to discontinued operations versus none in the second quarter of 2000. Although average borrowings were approximately $20.5 million lower in the second quarter of 2000 versus the same period in 1999, the average interest rate on the Company's borrowings rose significantly in the second quarter of 2000 due to a general increase in interest rates as well as higher spreads required by its lenders.

Extraordinary Item.

         The extraordinary item of approximately $0.3 million represents costs incurred by the Company in connection with the proposed merger with OptiCare Health Systems, Inc.

SIX-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 1999

Revenues.

         Revenues decreased 33.8% from $52.8 million for the six months ended June 30, 1999 to $35.0 million for the six months ended June 30, 2000. This decrease was primarily due to the Company's sale of the buying group division, offset by an increase in refractive and ambulatory surgery center net revenues attributable to growth in the number of refractive surgery centers and laser vision correction procedures performed. Managed care revenues on a comparable basis decreased 4.8% from 1999 revenues due primarily to the termination of a large, unprofitable contract.

Refractive and ambulatory surgery center operating expenses.

         Refractive and ambulatory surgery center operating expenses increased 48.7% from $4.9 million for the six months ended June 30, 1999 to $7.3 million for the six months ended June 30, 2000. The increase is due, in large part, to the costs associated with operating new refractive centers as well as a provision for uncollectible accounts of $0.2 million associated with one of the Company's ambulatory surgery centers.

Medical Claims.

         Medical claims expense decreased 5.8% from $20.7 million for the six months ended June 30, 1999 to $19.5 million for the six months ended June 30, 2000. The Company's medical claims ratio decreased from 73.4% for the six months ended June 30, 1999 to 72.7% for the six months ended June 30, 2000. Medical claims expense consists of payments by the Company to its Affiliated Providers for vision care wellness services, medical and surgical eye care services and facility services. These payments are based on fixed payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules.

Cost of Buying Group Sales.

         The cost of buying group sales consists of the costs of various optical products that are shipped directly to the providers of eye care services. The Company completed the sale of the buying group division during the second quarter of 1999.

General and Administrative.

         General and administrative expenses decreased 3.6% from $12.1 million for the six months ended June 30,1999 to $11.7 million for the six months ended June 30, 2000. General and administrative expenses consist mainly of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters and its managed care service centers as well as professional fees, advertising, building and occupancy costs, operating lease expenses and other costs related to the maintenance of a headquarters operation. Although expenses declined in dollar term, expenses as a percentage of revenue increased dramatically from 23.0% for the six months ended June 30, 1999 to 33.4% for the six months ended June 30, 2000. The increased percentage is due to lower revenue of the continuing businesses coupled with significant costs associated with accounting, legal and consulting professionals offset by reductions in headcount and related expenses. Management has been aggressively reducing staff and related overhead expenses in an effort to bring overall general and administrative expenses in line with the current run rate of the continuing business. Professional fees are expected to remain high in the third quarter of 2000 as a result of: 1) the requirements of the PPM divestiture effort, 2) activities required to resolve various claims and other antecedent debt and 3) ongoing negotiations with the Company's lenders.

Depreciation and Amortization.

         Depreciation and amortization expense decreased from $1.7 million for the six months ended June 30, 1999 to $1.5 million for the six months ended June 30, 2000 due to the reduction in intangible assets resulting primarily from the discontinuation of the PPM business. As a percentage of revenues, depreciation and amortization expense increased from 3.2% for the six months ended June 30, 1999 to 4.4% for the six months ended June 30, 2000 due to the reduction of revenues resulting from the sale of the Company's buying group division.

Interest Expense.

         Interest expense increased 28.9% from $2.8 million for the six months ended June 30, 1999 to $3.6 million for the six months ended June 30, 2000. In the first half of 1999, approximately $0.8 million of interest expense was allocated to discontinued operations versus none in the first half of 2000. Although average borrowings were approximately $22.8 million lower in the first half of 2000 versus the same period in 1999, the average interest rate on the Company's borrowings rose significantly in the first half of 2000 due to a general increase in interest rates as well as higher spreads required by its lenders.

Extraordinary Item.

         The extraordinary item of approximately $1.4 million represents costs incurred by the Company in connection with the proposed merger with OptiCare Health Systems, Inc.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings and private debt and equity financing. Net cash used in operating activities for the six months ended June 30, 2000 was $5.4 million as compared to net cash used in operating activities of $2.4 million for the six months ended June 30, 1999. Of the $3.0 million negative swing in cash flow from operating activities, $1.4 million was attributable to extraordinary spending associated with the proposed merger with OptiCare. The balance of the negative cash swing was attributable to increased spending for legal and consulting services.

         Net cash used in investing activities for the six months ended June 30, 2000 was only $31,000 reflecting an absence of resources available for investing. Net cash provided by investing activities for the six months ended June 30, 1999 was $3.1 million and resulted from the net proceeds realized from the sale of the Block Buying Group, net of payments for medical equipment, office furniture and capitalized acquisition costs.

         Net cash provided by financing activities for the six months ended June 30, 2000 of $0.7 million were primarily attributable to modest increased net borrowings under the Company's credit facilities. Net cash used by financing activities for the six months ended June 30, 1999 was $2.8 million resulting from the application of proceeds from the sale of the Buying Group to the reduction of the Company's outstanding debt.

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

         On August 30, 1999, the Company entered into a third amendment to the Amended and Restated Credit Agreement (the "Third Amendment"). The Third Amendment provided for the consent to the sale of the Company's Retail Optical Chains to ECCA by the Banks and Agent as parties to the Amended and Restated Credit Agreement, revised certain covenants and financial ratios and waived the Company's non-compliance with certain obligations under the Amended and Restated Credit Agreement through the date thereof. On August 31, 1999, the sale of the Company's Retail Optical Chains to ECCA was consummated. Of the proceeds received by the Company, $30.8 million was used to permanently reduce the Company's term loan borrowings and $2.8 million was used to reduce the outstanding balance under the Company's $7.5 million revolving credit facility.

         On November 12, 1999, the Company entered into a fourth amendment to the Amended and Restated Credit Agreement (the "Fourth Amendment"). Pursuant to the Fourth Amendment, a bridge loan facility of $3.0 million was made available to the Company that was to mature on November 26, 1999. Waivers were extended on a short-term basis regarding certain of the Company's violations of loan covenants and repayment obligations.

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

         On March 24, 2000, the parties to the Amended and Restated Credit Agreement executed a waiver letter (the "March Waiver"). The March Waiver extended (i) the waivers provided by the Seventh Amendment and the December and February Waivers and (ii) the bridge facility due date, until the earlier of April 14, 2000 or the termination of the merger agreement with OptiCare pursuant to its terms.

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


         On June 2, 2000, the parties to the Amended and Restated Credit Agreement executed a waiver letter which extended (i) the waiver provided by the Seventh Amendment and the previously granted waivers and (ii) the bridge facility due date, and postponed the due date for certain principal, interest and commitment fees otherwise due until the earlier of June 9, 2000 or the termination of the merger agreement with OptiCare pursuant to its terms.

         On June 9, 2000, the parties to the Amended and Restated Credit Agreement executed a waiver letter which extended (i) the waiver provided by the Seventh Amendment and the previously granted waivers and (ii) the bridge facility due date, and postponed the due date for certain principal, interest and commitment fees otherwise due until the earlier of June 16, 2000 or the termination of the merger agreement with OptiCare pursuant to its terms.

         On June 16, 2000, the parties to the Amended and Restated Credit Agreement executed a waiver letter which extended (i) the waiver provided by the Seventh Amendment and the previously granted waivers and (ii) the bridge facility due date, and postponed the due date for certain principal, interest and commitment fees otherwise due until the earlier of June 29, 2000 or the termination of the merger agreement with OptiCare pursuant to its terms.

         On June 29, 2000, the parties to the Amended and Restated Credit Agreement executed a waiver letter which extended (i) the waiver provided by the Seventh Amendment and the previously granted waivers and (ii) the bridge facility due date, and postponed the due date for certain principal, interest and commitment fees otherwise due until July 21, 2000.

         On July 21, 2000, the parties to the Amended and Restated Credit Agreement executed a waiver letter which extended (i) the waiver provided by the Seventh Amendment and the previously granted waivers and (ii) the bridge facility due date, and postponed the due date for certain principal, interest and commitment fees otherwise due until August 11, 2000.

         On August 11, 2000, the parties to the Amended and Restated Credit Agreement executed a waiver letter which extended (i) the waiver provided by the Seventh Amendment and the previously granted waiver and (ii) the bridge facility due date, and postponed the due date for certain principal, interest and commitment fees otherwise due until September 8, 2000.

         In connection with its previous acquisition of American SurgiSite, the Company had entered into an agreement at the time of closing relative to contingent consideration. The sellers of that business have made a claim that they are entitled to a $3.0 million earn out payment from the Company, 50% of which is payable in cash and 50% is payable in Common Stock, and have threatened to seek recission of the original transaction. The Company disputes the claim and is in discussions with those individuals regarding their position and resolution of the matter.

         The Company believes the effects of inflation have not had a material adverse impact on its operations or financial condition to date. Substantial increases in prices in the future, however, could have a material adverse effect on the Company's results of operations.

         During the fourth quarter of 1999, the Company's liquidity was adversely impacted by the announced exit from the PPM business as collection of PPM management fee revenues during the negotiation process declined significantly. However, during the first half of 2000, the Company began completing the sale of the practice assets back to physicians or affiliates. The resulting proceeds provided additional resources to fund operations. As of June 30, 2000, the Company had sold the 19 practices and received proceeds of approximately $9.5 million. Based upon tentative agreements, the Company believes it will divest itself of the assets of the two remaining ophthalmology practices as well as the corporate optometry practices during the third quarter for an aggregate consideration of approximately $2.8 million.

         Management has been aggressively reducing staff and related overhead spending, carefully managing business unit operating cash flow and negotiating for the divestiture of the remaining PPM businesses in an effort to further improve the Company's liquidity position and restore profitability. The Company may divest itself of additional assets in order to reduce debt and generate liquidity.

         The Company has experienced significant losses and is currently dependent upon the cooperation, approvals and availability of waivers from the Banks as parties to its credit facility for operating capital. The Company will need to restructure its bank credit facility, as well as claims and antecedent debts unrelated to its current business, in order to fund its future operations. The bank group has indicated that it will be unwilling to provide anything but a small portion of cash to settle the Company's antecedent debts and claims for significantly discounted cash amounts. The Company expects that it will need to use a combination of a small portion of cash and preferred stock to settle claims and antecedent debts in order for the restructuring efforts to be successful and permit the Company to continue operations. The Company does not believe that other sources of capital are available to fund its operations in the event it is unsuccessful in dealing with its creditors. While there can be no assurances, the Company is hopeful that upon a successful restructuring, continued sale of certain assets and integration of remaining business units, the Company can return to profitability and positive cash flow. However, in the event the Company's restructuring efforts are not successful, the Company may need to seek protection under the Federal Bankruptcy Code.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its Amended and Restated Credit Agreement, which is used to maintain liquidity and fund the Company's business operations. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company did not use derivative instruments to adjust the Company's interest rate risk profile during the six months ended June 30, 2000.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The terms "Vision Twenty-One," "Company," "we," "our" and "us" refer to Vision Twenty-One, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Form 10-Q, the Form 10-K and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things:

                  (i) our contemplated restructuring of certain outstanding indebtedness

                  (ii)     our financial prospects;

                  (iii)    our continuing exit from the PPM business;

                  (iv) our financing plans including our ability to continue to obtain appropriate waivers from and/or meet our obligations under our current credit facility and obtain satisfactory operating and working capital;

                  (v) trends affecting our financial condition or results of operations including our divestiture of business units;

                  (vi) our operating strategy including the shift in focus to principally managed care and ambulatory and refractive surgery center businesses;

                  (vii) the impact on us of current and future governmental regulations;

                  (viii) our ability to maintain our relationships with Affiliated Providers;

                  (ix) our ability to effectively manage and operate our refractive and ambulatory surgery center business;

                  (x) our ability to operate the managed care business efficiently, profitably and effectively;

                  (xi) our integration of systems and implementation of cost reduction plans;

                  (xii)    our expected savings from the restructuring programs;

                  (xiii) our current and expected future revenue and the impact of the consolidation of infrastructure and business divestitures may have on our future performance;

                  (xiv) the expected growth of laser vision correction procedures and return on invested capital;

                  (xv) our timely filing of Securities and Exchange Act Reports; and

                  (xvi) the effect of purported class action complaints and other litigation and claims involving the Company.

         You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

                  (i) our inability to obtain liquidity from our lenders and/or utilize business divestitures proceeds to fund our ongoing operations including severance obligations and contingent payment obligations;

                  (ii) our inability to restructure and settle any and all indebtedness, claims and disputes in a manner that permits continued operations of the Company;

                  (iii) our inability to complete our restructuring efforts, including, but not limited to, obtaining any required consents or approvals of the shareholders;

                  (iv) our inability to continue to sell certain business units and any potential losses arising therefrom;

                  (v) our changes in, or inability to keep, personnel, management or directors;

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

                  (xii) our inability to successfully and profitably operate our managed care business or for existing managed care contracts to positively impact gross profit;

                  (xiii) any adverse change in our medical claims to managed care revenue ratio;

                  (xiv) changes in state and/or federal governmental regulations which could materially affect our ability to operate;

                  (xv) any adverse governmental or regulatory changes or actions, including any healthcare regulations and related enforcement actions;

                  (xvi) the inability to maintain or obtain required licensure in the states in which we operate or seek to operate;

                  (xvii)   our stock price;

                  (xviii) our inability to successfully open, integrate and profitably operate the RSC and ASC business units;

                  (xix) any adverse changes in our RSC facility access arrangements with Affiliated Providers;

                  (xx) consolidation of our competitors, poor operating results by our competitors, or adverse governmental or judicial rulings against us or our competitors;

                  (xxi) our inability to realize any significant benefits, cost savings or reductions from our restructuring program;

                  (xxii) our inability to increase and expand managed care initiatives;

                  (xxiii)  unexpected cost increases;

                  (xxiv) our inability to successfully defend against the class action lawsuits, the Caremark lawsuit, or any additional litigation that currently exists or may arise in the future;

                  (xxv) our inability to timely file our required reports with the SEC;

                  (xxvi) in the event the Company becomes a debtor in Bankruptcy Court; and

                  (xxvii) other factors including those identified in our filings from time-to-time with the SEC.

         The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date of this Form 10-Q to reflect the occurrence of unanticipated events.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         During the quarter for which this report is filed, there have been no material developments to previously reported litigation except for the dismissal of the Block Group litigation that sought to enjoin the OptiCare transaction. Except as previously reported, the Company is not a party to any material litigation and is not aware of any threatened material litigation:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits. See Exhibit Index attached hereto.

(b) During quarterly period ended June 30, 2000, the Company filed a report on Form 8-K on April 12, 2000, announcing the filing of a press release concerning the OptiCare transaction. The Company filed a report on Form 8-K on April 14, 2000, announcing and the Company's delay in filing its Form 10-K and on June 23, 2000 the Company filed a Form 8-K announcing the status of the proposed transaction with OptiCare Health Systems, Inc.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Largo, State of Florida on August 14, 2000.


                                         VISION TWENTY-ONE, INC.,
                                         Registrant

                                         By: /s/ HOWARD S. HOFFMANN

                                         ---------------------------------------
                                         Howard S. Hoffmann
                                         Interim Chief Financial Officer
                                         (Acting Principal Accounting Of
                                         and Duly Authorized Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            EXHIBITS DESCRIPTION
-------           --------------------

3.1*              Amended and Restated Articles of Incorporation of Vision
                  Twenty-One, Inc.(1)

3.2*              By-laws of Vision Twenty-One, Inc.(1)

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

4.17* Third Amendment to the Amended and Restated Credit Agreement dated as of August 30, 1999 by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(19)

4.18*             Waiver Letter dated October 14, 1999 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(20)

4.19*             Fourth Amendment and Waiver to the Amended and Restated Credit
                  Agreement dated as of November 12, 1999 by and among Vision
                  Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(21)

4.20* Fifth Amendment to the Amended and Restated Credit Agreement dated as of November 24, 1999 by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(22)

4.21* Sixth Amendment to the Amended and Restated Credit Agreement dated as of December 3, 1999 by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(22)

4.22* Seventh Amendment to the Amended and Restated Credit Agreement dated as of December 10, 1999 by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(22)

4.23*             Waiver Letter dated December 29, 1999 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(23)

4.24*             Waiver letter dated February 29, 2000 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(26)

4.25*             Waiver letter dated March 24, 2000 to the Amended and Restated
                  Credit Agreement by and among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.(26)

4.26* Waiver letter dated as of April 14, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(26)

4.27* Waiver letter dated as of May 5, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(26)

4.28* Waiver letter dated as of May 19, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(27)

4.29*             Waiver letter dated June 1, 2000 to the Amended and Restated
                  Credit Agreement by and among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.(27)

4.30*             Waiver letter dated June 9, 2000 to the Amended and Restated
                  Credit Agreement by and among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.(27)

4.31*             Waiver letter dated June 16, 2000 to the Amended and Restated
                  Credit Agreement by and among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.(27)

4.32*             Waiver letter dated June 29, 2000 to the Amended and Restated
                  Credit Agreement by and among Vision Twenty-One, Inc., the
                  Banks who area party thereto and Bank of Montreal as Agent.(27)

4.33*             Waiver letter dated July 21, 2000 to the Amended and Restated
                  Credit Agreement by and among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.(27)

4.34              Waiver letter dated August 11, 2000 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.

                  (The Company is not filing any instrument with respect to long-term debt that does not exceed 10% of the total assets of the Company, and the Company agrees to furnish a copy of such instrument to the Commission upon request.)

10.60* Amended and Restated Credit Agreement dated as of July 1, 1998 among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(15)

10.61* First Amendment to the Amended and Restated Credit Agreement dated as of February 23, 1999 among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(18)

10.62* Second Amendment to the Amended and Restated Credit Agreement dated as of June 11, 1999 among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.(18)

10.65* Third Amendment to the Amended and Restated Credit Agreement dated as of August 30, 1999 by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(19)

10.66*            Waiver Letter dated October 14, 1999 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(20)

10.67*            Fourth Amendment and Waiver to the Amended and Restated Credit
                  Agreement dated as of November 12, 1999 by and among Vision
                  Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(21)

10.72* Fifth Amendment to the Amended and Restated Credit Agreement dated as of November 27, 1999 among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(22)

10.73* Sixth Amendment to the Amended and Restated Credit Agreement dated as of December 3, 1999 among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(22)

10.74* Seventh Amendment to the Amended and Restated Credit Agreement dated as of December 10, 1999 among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(22)

10.75*            Waiver letter dated December 29, 1999 to the Amended and
                  Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.(23)

10.76*            Waiver letter dated February 29, 2000 to the Amended and
                  Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.(26)

10.77*            Waiver letter dated March 24, 2000 to the Amended and Restated
                  Credit Agreement by and among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.(26)

10.81*            Agreement and Plan of Merger and Reorganization among Vision
                  Twenty-One, Inc., OC Acquisition Corp. and OptiCare Health
                  Systems, Inc.(26)

10.82* Waiver letter dated as of April 14, 2000 to the Amended and Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.(26)

10.83* Waiver letter dated as of May 5, 2000 to the Amended and Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.(26)

10.84*            Waiver letter dated as of May 19, 2000 to the Amended and
                  Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.
                  (27)

10.85*            Waiver letter dated as of June 1, 2000 to the Amended and
                  Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.
                  (27)

10.86*            Waiver letter dated as of June 9, 2000 to the Amended and
                  Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.
                  (27)

10.87*            Waiver letter dated as of June 16, 2000 to the Amended and
                  Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.
                  (27)

10.88*            Waiver letter dated as of June 29, 2000 to the Amended and
                  Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.
                  (27)

10.89*            Waiver letter dated as of July 21, 2000 to the Amended and
                  Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.
                  (27)

10.90             Agreement dated May 5, 2000 by and among Vision Twenty-One,
                  Inc. and Vision 21 of Southern Arizona, Inc., Vital Sight,
                  P.C., Ocusite-ASC, Inc. and Jeffrey I. Katz, M.D. and Barry
                  Kusman, M.D.

10.91 Waiver letter dated as of August 11, 2000 to the Amended and Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.
                  (Filed as Exhibit 4.34 to this report)

                  Schedules (or similar attachments) have been omitted, and the Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

27.1              Financial Data Schedule for the six months ended June 30, 2000
                  (for SEC use only).

27.2              Restated Financial Data Schedule for the six months ended June
                  30, 1999 (for SEC use only).

                  * Previously filed as an Exhibit in the Company filing identified in the footnote following the Exhibit description and incorporated herein by reference.

(1)               Registration Statement on Form S-1 filed on June 13, 1997
                  (File No. 333-29213).

(15)              Form 8-K filed July 10, 1998.

(18)              Form 10-K filed June 18, 1999.

(19)              Form 8-K filed August 30, 1999.

(20)              Form 8-K filed October 14, 1999.

(21)              Form 10-Q filed November 14, 1999.

(22)              Form 8-K filed December 13, 1999.

(23)              Form 8-K filed January 10, 2000.

(26)              Form 10-K filed May 5, 2000.

(27)              Form 8-K filed July 31, 2000.