Form 10-Q
period 2000-09-30
VISION TWENTY ONE INC
filed 2000-11-15
CIK 1020258

                                    FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   (MARK ONE)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM                    TO
                                ------------------    -------------------------
                         COMMISSION FILE NUMBER: 0-22977

                             VISION TWENTY-ONE, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            FLORIDA                                          59-3384581
-------------------------------                          -----------------
(STATE OR OTHER JURISDICTION OF                          (I.R.S.  EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                       120 WEST FAYETTE STREET - SUITE 700
                            BALTIMORE, MARYLAND 21201
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (410) 752-0121

                              7360 BRYAN DAIRY ROAD
                              LARGO, FLORIDA 33777
          (FORMER NAME OR FORMER ADDRESS, IF CHANGED SINCE LAST REPORT)

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

         The registrant had 13,969,260 Shares outstanding as of October 31, 2000.

                         PART I - FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                                               1999           2000           1999           2000
                                                                           -----------    -----------    -----------    -----------
Revenues:
  Managed care .........................................................    14,468,586     12,897,630     42,678,267     39,746,486
  Buying group .........................................................          --             --       19,154,456           --
                                                                           -----------    -----------    -----------    -----------
                                                                            14,468,586     12,897,630     61,832,723     39,746,486

Operating expenses:
  Medical claims .......................................................    11,016,439      9,257,014     31,736,008     28,779,626
  Cost of buying group sales ...........................................          --             --       18,257,963           --
  General and administrative ...........................................     5,212,605      3,447,896     17,542,717     15,451,686
  Depreciation and amortization ........................................       750,137        660,272      2,302,293      2,052,439
  Restructuring and other charges ......................................       900,555             --        900,555             --
  Impairment charge ....................................................            --      1,693,000             --      1,693,000
  Start-up and software development ....................................       572,872           --        1,252,451           --
                                                                           -----------    -----------    -----------    -----------
                                                                            18,452,608     15,058,182     71,991,987     47,976,751
                                                                           -----------    -----------    -----------    -----------
Loss from operations ...................................................    (3,984,022)    (2,160,552)   (10,159,264)    (8,230,265)

Interest expense, net ..................................................     1,399,923      1,798,284      4,200,362      5,411,462
Gain on sale of assets .................................................          --             --         (522,919)          --
                                                                           -----------    -----------    -----------    -----------
Loss from continuing operations ........................................    (5,383,945)    (3,958,836)   (13,836,707)   (13,641,727)

Discontinued operations:
  Income (loss) from discontinued operations ...........................       404,145       (346,777)     4,581,863        555,389
  Income (loss) on disposal of discontinued operations .................    (8,621,571)     1,592,568     (8,621,571)     1,774,864
                                                                           -----------    -----------    -----------    -----------
Loss before extraordinary items ........................................   (13,601,371)    (2,713,045)   (17,876,415)   (11,311,474)
  Extraordinary item-costs associated with the previously planned
  OptiCare Health Systems, Inc. merger .................................          --           63,369           --        1,428,599
  Extraordinary item-gain on sale of EyeCare One .......................    (5,796,771)          --       (5,796,771)          --
  Extraordinary item-forgiveness of indebtedness .......................          --         (645,104)          --         (645,104)
                                                                           -----------    -----------    -----------    -----------
Net loss ...............................................................    (7,804,600)    (2,131,310)   (12,079,644)   (12,094,969)
                                                                           ===========    ===========    ===========    ===========
Basic and diluted loss per common share:
  Loss from continuing operations ......................................   $     (0.35)   $     (0.28)   $     (0.91)   $     (0.97)
  Income (loss) from discontinued operations ...........................          0.02          (0.03)          0.30           0.04
  Income (loss) on disposal of discontinued operations .................         (0.56)          0.11          (0.57)          0.13
                                                                           -----------    -----------    -----------    -----------
Loss before extraordinary items ........................................         (0.89)         (0.20)         (1.18)         (0.80)
  Extraordinary item-costs associated with the previously planned
  OptiCare Health Systems, Inc. merger .................................          --             --             --            (0.10)
  Extraordinary item-gain on sale of EyeCare One .......................          0.38           --             0.38
  Extraordinary item-forgiveness of indebtedness .......................          --             0.05           --             0.04
                                                                           -----------    -----------    -----------    -----------
Net loss per common share ..............................................   $     (0.51)   $     (0.15)   $     (0.80)   $     (0.86)
                                                                           ===========    ===========    ===========    ===========


   See accompanying notes to the condensed consolidated financial statements.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                           DECEMBER 31,          SEPTEMBER 30,
                                                                                               1999                  2000
                                                                                           -------------         -------------
                                                                                                     (Unaudited)
                                             ASSETS
Current assets:
  Cash and cash equivalents .......................................................        $   5,032,399             4,982,515
  Accounts receivable due from:
     Managed health benefits payors ...............................................              811,520             1,035,443
     Other ........................................................................               24,553               197,048
  Prepaid expenses and other current assets .......................................              811,560             3,362,712
  Current assets of discontinued operations .......................................           22,523,148             2,873,988
                                                                                           -------------         -------------
         Total current assets .....................................................           29,203,180            12,451,706

Fixed assets, net .................................................................            3,781,265             1,718,403
Excess of purchase price over fair values of
  net assets acquired, net of accumulated
  amortization of $3,322,200 and $4,569,249
  at December 31, 1999 and September 30, 2000 respectively ........................           43,664,394            42,417,345
Other assets ......................................................................              182,396             1,000,880
Restricted cash ...................................................................              500,000               802,915
Non current assets of discontinued operations .....................................            7,547,452             5,127,502
                                                                                           -------------         -------------
         Total assets .............................................................        $  84,878,687         $  63,518,751
                                                                                           =============         =============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable ................................................................        $   5,183,894             3,019,520
  Accrued expenses ................................................................            1,713,857             1,876,515
  Medical claims payable ..........................................................            4,870,837             3,943,979
  Accrued compensation ............................................................            1,504,995             1,506,765
  Accrued restructuring charge ....................................................              663,305               590,653
  Accrued interest and loan fees ..................................................            2,086,957             6,717,700
  Amount due to ECCA ..............................................................            4,031,870             4,031,873
  Current portion of long-term debt ...............................................           58,021,668            58,107,186
  Current portion of obligations under capital leases .............................               11,654                53,464
  Current liabilities of discontinued operations ..................................            8,222,572             1,447,381
                                                                                           -------------         -------------
         Total current liabilities ................................................           86,311,609            81,295,036

Obligations under capital leases, less current portion ............................               17,438               103,126
Long-term debt, less current portion ..............................................              112,500                  --
Long-term liabilities of discontinued operations ..................................            1,187,232               781,144
                                                                                           -------------         -------------
         Total liabilities ........................................................           87,628,779            82,179,306

Stockholders' deficit:
  Preferred stock, $.001 par value; 10,000,000 shares authorized: no shares issued                  --                    --
   Common stock, $.001 par value; 50,000,000 shares authorized; 15,616,854 (1999)
   and 13,969,260 (2000) shares issued and outstanding ............................               15,617                13,969
  Additional paid in capital ......................................................           92,981,946            88,975,965
  Deferred compensation ...........................................................             (192,135)                 --
  Notes receivable ................................................................             (172,984)             (172,984)
  Accumulated deficit .............................................................          (95,382,536)         (107,477,505)
                                                                                           -------------         -------------
         Total stockholders' deficit ..............................................           (2,750,092)          (18,660,555)
                                                                                           -------------         -------------
         Total liabilities and stockholders' deficit ..............................        $  84,878,687         $  63,518,751
                                                                                           =============         =============

   See accompanying notes to the condensed consolidated financial statements.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Nine Months Ended September 30,
                                                                                       1999                 2000
                                                                                   ------------         ------------
OPERATING ACTIVITIES
Net loss ..................................................................         (12,079,644)         (12,094,969)
Adjustments to reconcile net loss to net cash used in operating activities:
   Income from discontinued operations ....................................          (4,581,863)          (2,330,253)
   Depreciation and amortization ..........................................           2,086,161            2,052,438
   Extraordinary items ....................................................                --                783,495
   Impairment Charge ......................................................                --              1,693,000
   Non-cash compensation expense ..........................................             487,240               15,618
   Other amortization .....................................................             297,356              316,587
Gain on sale of assets ....................................................            (511,063)                --
Loss on sale of Retail Optical Chains .....................................           2,824,800                 --
 Changes in operating assets and liabilities, net of effects from business combinations:
     Accounts receivable, net .............................................             722,237             (396,418)
     Prepaid expenses and other current assets ............................             357,054              (19,279)
     Other assets and restricted cash .....................................             676,875             (541,682)
     Accounts payable .....................................................          (4,368,791)          (2,164,374)
     Accrued expenses .....................................................           2,902,534              162,658
     Accrued compensation .................................................             447,201                1,770
     Accrued restructuring charge .........................................            (527,300)             (72,652)
     Accrued interest and loan fees .......................................            (163,151)           4,630,743
     Medical claims payable ...............................................             270,156             (926,858)
                                                                                   ------------         ------------
          Net cash used in operating activities ...........................         (11,160,198)          (8,890,176)

INVESTING ACTIVITIES
Payments for fixed assets, net ............................................          (1,271,847)            (664,330)
Payment for acquisitions, net of cash acquired ............................            (843,763)                --
Payments for capitalized acquisition costs ................................            (138,221)                --
Net proceeds from sale of Retail Optical Chains ...........................          32,564,338                 --
Net proceeds from sale of Block Buying Group ..............................           4,286,060                 --
                                                                                   ------------         ------------
          Net cash provided by (used in) investing activities .............          34,596,567             (664,330)

FINANCING ACTIVITIES
Payments on long-term debt and capital lease obligations ..................         (42,139,674)          (1,749,136)
Proceeds from credit facility .............................................           9,325,314            2,333,085
Payments for financing fees ...............................................            (592,764)                --
Proceeds from sale of stock to Directors ..................................           1,062,848                 --
Exercise of stock options .................................................             224,928                 --
Proceeds from sale of stock issued under an employee stock purchase plan ..             109,745                 --
                                                                                   ------------         ------------
          Net cash provided by (used in) financing activities .............         (32,009,603)             583,949
                                                                                   ------------         ------------

DISCONTINUED OPERATIONS
   Operating activities ...................................................          10,645,648            2,133,185
   Investing activities ...................................................          (3,503,901)           6,879,762
   Financing activities ...................................................            (220,741)             (92,274)
                                                                                   ------------         ------------

Cash provided by discontinued operations ..................................           6,921,006            8,920,673
                                                                                   ------------         ------------
Increase (decrease) in cash and cash equivalents ..........................          (1,652,228)             (49,884)
Cash and cash equivalents at beginning of period ..........................           1,500,195            5,032,399
                                                                                   ------------         ------------
Cash and cash equivalents at end of period ................................        $   (152,033)        $  4,982,515
                                                                                   ============         ============


   See accompanying notes to the condensed consolidated financial statements.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

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

         Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily an indication of the results that may be expected for the year ending December 31, 2000.

RECLASSIFICATION OF FINANCIAL STATEMENTS

         During the fourth quarter of 1999, the Company announced its adoption of a plan to exit from its physician practice management ("PPM") business. Effective August 31, 1999, the Company consummated the sale of the retail optical chain segment of its operations. During the third quarter of 2000, the Company announced its adoption of a plan to exit from its refractive and ambulatory surgery center businesses. Prior period condensed consolidated financial statements have been restated to show these divisions as discontinued operations.

2.       LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share for loss from continuing operations:


                                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                            SEPTEMBER 30,                             SEPTEMBER 30,
                                                      1999                 2000                 1999                 2000
                                                  ------------         ------------         ------------         ------------
Numerator for basic and diluted loss per
share-loss available to common
 stockholders ............................        $ (5,383,945)        $ (3,958,836)        $(13,836,707)        $(13,641,727)
Denominator for basic and diluted loss per
 share - Weighted average shares .........          15,366,981           13,953,039           15,169,180           14,010,217
                                                  ------------         ------------         ------------         ------------

 Basic and diluted loss per common share .        $      (0.35)        $      (0.28)        $      (0.91)        $      (0.97)
                                                  ============         ============         ============         ============


         There were no dilutive securities included in the computations of loss per share in the three-month and nine-month periods ended September 30, 2000 and 1999 because the Company incurred a loss from continuing operations in those periods.

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

     The accrued restructuring charge of approximately $663,000 at December 31, 1999 was reduced by approximately $72,000 to $591,000 at September 30, 2000.
The reduction was related entirely to severance payments. The Restructuring Plan reserve was approximately $2,269,000 at September 30, 1999.

4.       MANAGEMENT RESTRUCTURING

         During the Company's restructuring, several officers and directors resigned and the vacancies created by such departures were filled by promoting its MEC Health Care and Block Vision senior executives; and the addition of a seasoned financial executive as the Company's Chief Financial Officer.

5.       DISCONTINUED OPERATIONS

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

         On October 25, 1999, the Company announced its intent to exit the business of managing optometry and ophthalmology practices. The details of the plan were finalized in December 1999. This represented a crucial step in the Company's strategy of focusing its corporate resources on expanding its managed care business. The exit of the physician practice management ("PPM") business, completed in September, 2000 was accomplished through the sale of the practice assets back to the physicians or their affiliates, the termination of Management Agreements and the restructuring of certain refractive surgery center facility access agreements. The terms of each managed practice divestiture were subject to the prior approval of the banks under the Company's credit facilities as well as the Company's Board of Directors. Accordingly, in 1999, the Company recorded a loss of $58,700,000, which was net of an income tax benefit of $1,100,000, related to the expected sale of practice assets. As of September 30, 2000, the Company had sold the assets of all of the practices and received consideration of approximately $9,800,000, in the form of cash, and 1,638,606 shares of the Company's common stock valued at approximately $3,900,000. In addition, the Company expects to receive approximately $2,500,000 from ECCA in connection with the settlement of various disputes between the parties, including the transition of certain Optometry practices to ECCA for the sale of certain practices to ECCA. The aggregate consideration was approximately $16,100,000.

         The Company received approximately $1.2 million of consideration in excess of amounts previously estimated as of December 31, 1998. Also, the Company recognized approximately $.6 million of management fees from certain of the disposed practices.

         During the third quarter of 2000, the Company announced its intent to exit the business of owning and managing Refractive and Ambulatory Surgery Centers. As of September 30, 2000, a loss is not expected on the disposal of this segment and, accordingly no accrual has been recorded.

         As a result of the changes occurring in the Company's business, including, but not limited to the divestiture of large business units, the shift in operating focus, changes in the Company's managed care business, the Company's exiting of the PPM and Refractive and Ambulatory Surgery Center businesses, changes associated with the Company's recently Amended and Restated Credit Agreement and issues related to the Company's accessibility to future working capital, the overall results should not necessarily be relied upon as being indicative of future operating performance.

The operating results of these discontinued operations are summarized as follows:

                                             THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                            1999                  2000                  1999                  2000
                                       -------------         -------------         -------------         -------------
Revenues ......................        $  34,382,355         $   3,991,437         $ 109,624,454         $  11,290,783
Operating expenses ............           33,978,210             4,338,214           105,042,591            10,735,394
                                       -------------         -------------         -------------         -------------
Income (loss) from discontinued              404,145              (346,777)            4,581,863               555,389
operations

Income  (loss) on disposal ....           (8,621,571)            1,592,568            (8,621,571)            1,774,864
                                       -------------         -------------         -------------         -------------
Total income (loss) of
  discontinued operations .....        $  (8,217,426)        $   1,245,791         $  (4,039,708)        $   2,330,253
                                       =============         =============         =============         =============


         The operating expenses of the discontinued operations for the three months and nine months ended September 30, 1999 include an allocation of interest expense of $232,000 and $963,000, respectively. The interest expense allocated to discontinued operations was based on the net assets attributed to the operations of the Retail Optical Chains in accordance with the guidance in EITF 87-24, Allocation of Interest to Discontinued Operations.

         The assets and liabilities of the discontinued operations primarily include cash, patient accounts receivable, fixed assets, accounts payable and accrued liabilities.

6.       SALE OF BLOCK BUYING GROUP

On June 4, 1999, the Company completed the sale of the Block Buying Group. Net proceeds of $4,300,000 million received by the Company were primarily used to repay outstanding borrowings under the Company's credit facility.

7.       EXTRAORDINARY ITEMS

         As a result of the termination of the merger agreement with OptiCare Health Systems, Inc. and OC Acquisition Corp., professional fees incurred in connection with the proposed merger of approximately $63,000 and $1,429,000 for the three months and nine months ended September 30, 2000, respectively, were expensed and reported as an extraordinary item.

8.       LITIGATION

         During the quarter for which this report is filed, there have been no material developments to previously reported legal proceedings except for the settlement and dismissal of the CareMark litigation which arose over an alleged breach by a promissory note and the Company of September 22, 2000 litigation. Except as previously reported, the Company is not a party to any material litigation and is not aware of any threatened material litigation.

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

         The Company is currently attempting to restructure debt with certain of its creditors. To the extent it is unsuccessful in achieving the same, the Company could face material litigation which could have a material adverse effect on the Company.

9.       MANAGED CARE

         The Company's Managed Care organization has been notified that certain of its contracts with third-party health benefits payers will be terminating as of January 1, 2001. The estimated annual revenues from these terminating contracts is $8,600,000.

10.      DEBT RESTRUCTURING

         On November 10, 2000 the Company entered into a new Amended and Restated Credit Agreement with its Lenders which provides for a restructuring of its existing $64.2 million in outstanding secured debt obligations inclusive of accrued and unpaid interest and fees. The new agreement has a three year term, is composed of a $9.0 million bridge facility, a $3.0 revolving credit facility, a $45.8 million term loan and a $6.4 million convertible note.

         At the time of closing, approximately $8.1 million was outstanding under the bridge facility while the other facilities were fully drawn. The Amended and Restated Credit Agreement restructured required amortization on all of its facilities, modified covenants and provided for the preservation of liquidity for the continued timely payment of managed care claims.

         Interest on the bridge facility, revolving facility and term loan will be at LIBOR plus 0.25% or Base Rate minus 2.0% for the first two years and base rate plus 2.0% in the third year, payable monthly. Interest on the Convertible Note will accrue at 7% until the earlier of conversion into the Company's Common Stock at $0.18 per share or maturity on October 31, 2003.

         Availability under the bridge facility begins to decrease in March 2001 and must be fully repaid by March 2002. Availability under the revolving facility begins to decrease in December 2002 and must be fully repaid when the entire credit facility matures on October 31, 2003. Term loan amortization of $0.5 million per quarter commences on March 31, 2002.

         Continued availability under this Amended and Restated Credit Agreement is contingent upon 1) the Company's shareholders approval of a significant increase in the number of authorized shares of Common Stock and 2) the settlement by the Company of all of its claims and antecedent debts with its creditors in a manner that permits the Company to operate its business and to satisfy its restructured debts and other obligations.

         In connection with the restructuring of its credit facilities, the Company also issued warrants to acquire Common Stock at a price of $0.18 per share equal to 6% of the outstanding Common Stock on a fully diluted basis after taking into consideration the projected issuance of equity and equity related securities in connection with the financial restructuring efforts currently underway.

         As a result of the implementation of the aforementioned restructuring of indebtedness by the Company there will be significant and material dilution to existing shareholders. In addition, there can be no assurance that such restructuring will be successfully completed.

11.      IMPAIRMENT CHARGE

         The Company recorded an impairment charge of $1,693,000 in the third quarter of 2000 with respect to fixed asset located at its former corporate headquarters in Largo, Florida.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL OVERVIEW

         Since its inception, Vision Twenty-One had sought to develop and manage local area eye care delivery systems ("LADS(SM)"). LADS involved contractual affiliations with local optometrists and ophthalmologists (the "Affiliated Providers") to provide primarily vision care and refractive surgery at independent or company-owned clinics and surgery centers. Additionally, Vision Twenty-One developed retail distribution channels for its LADS through affiliating with retail optical chains and developed managed care distribution channels for its LADS through contracting with local health plans and other third party payors.

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

         During 1999, the Company began implementing a plan of divesting itself of the PPM, retail optical chains and buying group businesses in order to focus on consolidating its refractive surgery center, ambulatory surgery center and managed care businesses. The sales of the buying group division and retail optical chains were completed in two individual transactions. The PPM divestiture has required multiple transactions involving the sales of practice assets, typically back to the doctors or their affiliates, and the termination of Management Agreements. As of September 30, 2000, all optometry and ophthalmology locations had been transferred pursuant to the PPM divestiture plan. In the quarter ended September 30, 2000, the Company announced its intention to exit the business of managing refractive and ambulatory surgery centers.

         The Company's current plan is to focus its resources on expanding its managed care business. In addition to the recently completed restructuring of its credit facilities with its lender Group, the Company must settle all of its claims and antecedent debts with its creditors in a manner that permits the Company to operate its business and to satisfy its restructured debt and other obligations. The Company may divest itself of additional assets in order to reduce debt and generate liquidity.

         In an effort to streamline costs, the Company decided to close its Largo, FL corporate headquarters and operations at the Boca Raton, Florida managed care service center and relocate and consolidate these functions into existing operations in Maryland.

DISPOSITION OF BUSINESSES

         The Company has concentrated on developing its LADS since late 1997. Since, the Company had been analyzing certain business units within such LADS and assessing the long-term strategic value of each existing component. Effective August 31, 1999, the Company completed the sale of Vision World, Stein Optical (a trade name of EyeCare One Corp.), and The Eye DRx (the "Retail Optical Chains" ) to Eye Care Centers of America, Inc. ("ECCA"). ECCA is based in San Antonio, Texas and operates a national chain of full-service retail optical stores. In connection with this transaction, the Company received approximately $37.3 million in cash. Of the proceeds received by the Company at closing, approximately $30.8 million was applied as a permanent pay down of its term debt credit facility, approximately $2.8 million was paid down under its ongoing $7.5 million revolving credit facility, approximately $2.4 million was used for costs and other obligations related to the transaction and approximately $1.3 million was utilized to fund an escrow arrangement between the parties relative to terms under the agreement. Based on post-closing adjustments, the final sales price was approximately $31.8 million, and the Company has recorded a liability of approximately $4.0 million to ECCA, net of escrow, with respect to such post-closing adjustments. Under the sale agreement, Vision Twenty-One indemnified one of its former Managed Professional Associations for certain partnership obligations. Accordingly, a charge of $0.2 million was recorded to loss on disposal of discontinued operations in 1999. A net loss of approximately $3.2 million was recorded on the transaction. In September 2000, the Company and ECCA reached a comprehensive resolution of all disputed matters between the parties which provided for, among other things, the reduction in the post-closing adjustment liability to ECCA from $4.0 million to $1.5 million. The Company expects to issue a three-year convertible note to ECCA which will be convertible into shares of Common Stock at $.18 per share. Interest will accrue on the note at 7% per annum until the earlier of maturity or conversion. The liability under the post-closing adjustment will be considered satisfied upon issuance of the convertible note which was conditioned upon the recently completed restructuring of the Company's credit facilities.

         On June 4, 1999, the Company completed the sale of its buying group division (effective April 30, 1999). Net proceeds of $4.3 million received by the Company were primarily used to repay outstanding borrowings under the Company's credit facilities.

EXIT FROM PHYSICIAN PRACTICE MANAGEMENT BUSINESS

         On October 25, 1999, the Company announced its intent to exit the business of managing optometry and ophthalmology practices. The details of the plan were finalized in December 1999. This represented a crucial step in the Company's strategy of redirecting its corporate resources towards the expansion of its managed care business. The Company expects the majority of the affected physicians to continue to be part of the Vision Twenty-One national eye care delivery network and/or participate in its refractive and ambulatory surgery center initiatives. The exit of the physician practice management ("PPM") business was accomplished through the sale of the practice assets back to the physicians or their affiliates, the termination of Management Agreements and the restructuring of certain refractive surgery center facility access agreements. The terms of each managed practice divestiture were subject to the prior approval of the banks under the Company's credit facilities as well as the Company's Board of Directors. Accordingly, in 1999, the Company recorded a loss of $58.7 million, which is net of an income tax benefit of $1.1 million, related to the expected sale of practice assets. As of September 30, 2000, the Company had sold the assets related to all of the practices for consideration of approximately $16.1 million.

         As a result of the changes occurring in the Company's business, including, but not limited to, the divestiture of large business units, the shift in operating focus, changes in the Company's managed care business, the Company's exiting of the PPM and Refractive and Ambulatory Surgery Centers businesses and issues related to the Company's accessibility to future working capital, the overall results should not necessarily be relied upon as being indicative of future operating performance.

         During the third quarter of 2000, the Company announced its intent to exit the business of owning and managing Refractive and Ambulatory Surgery Centers. As of September 30, 2000, a loss is not expected on the disposal of this segment and, accordingly, no accrual has been recorded.

CONSOLIDATION OF OPERATIONS

       The Company decided to consolidate its managed care operations (MEC and Block) and its Corporate facilities from Boca Raton and Largo respectively to Baltimore, Maryland during the third and fourth quarters of 2000.

MOVE FROM NASDAQ NATIONAL MARKET SYSTEM TO THE NASD'S OTC - BULLETIN BOARD
SYSTEM

        On June 19, 2000 the trading of the Company's Common Stock moved to the NASD's OTC - Bulletin Board System from the Nasdaq National Market System.


ADDITIONAL OVERVIEW

         Managed care revenues are derived principally from fixed payments received pursuant to its managed care contracts on a capitated or risk-sharing basis. The Company also receives fees for the provision of certain administrative services related to its indemnity fee-for-service plans. Pursuant to its capitated managed care contracts, the Company receives a fixed payment per-member-per-month for a predetermined benefit level of eye care services as negotiated between the Company and the payor. Profitability of the Company's capitated managed care contracts is directly related to the specific terms negotiated, utilization of eye care services by member patients and the effectiveness of administering the contracts. The Company receives a percentage of collected medical billings for administering indemnity fee-for-service plans for its Affiliated Providers. Although the terms and conditions of the Company's managed care contracts vary considerably, they typically have one-year terms with automatic annual renewals unless either party elects to terminate the contract pursuant to its terms.

         The Company manages risk of capitated managed care contracts by monitoring utilization of each Affiliated Provider and comparing their utilization to national averages, expected utilization at the time the contract was bid, utilization of other providers and historical utilization of the Affiliated Provider. Abnormal utilization of an Affiliated Provider may result in a medical chart review by the Company and further counseling on appropriate clinical protocols. To further manage the risk of capitated managed care contracts, the Company, in certain instances, enters into agreements to pay Affiliated Providers a fixed per-member-per-month fee for eye care services rendered or a pro-rata share of managed care capitated payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers). The Company targets these payments at a range of 75% to 85% of total payments received pursuant to the Company's capitated managed care contracts.


RESTRUCTURING PLAN

         The accrued restructuring charge of $0.7 million at December 31, 1999 was reduced by $0.1 million to $0.6 million at September 30, 2000. The reduction was related entirely to severance payments. For the nine months ended September 30, 1999, the Company utilized approximately $0.5 million of this charge, related to severance payments. The reserve for the Restructuring Plan was $2.3 million at September 30, 1999.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total revenues, certain items in the Company's statement of operations for the periods indicated. As a result of the 1999 divestitures of the PPM business, the Company does not believe that the historical percentage relationships for the three months and nine months ended September 30, 1999 and 2000 reflect the Company's expected future operations.



                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                         ----------------------          ----------------------
                                                          1999            2000            1999            2000
                                                         ------          ------          ------          ------
Revenues:

  Managed care .....................................      100.0%          100.0%           69.0%          100.0%
  Buying group .....................................         --              --            31.0              --
                                                         ------          ------          ------          ------
         Total revenues ............................      100.0           100.0           100.0           100.0
                                                         ------          ------          ------          ------

Operating expenses:

  Medical claims ...................................       76.1            71.8            51.3            72.4
  Cost of buying group sales .......................         --              --            29.5              --
  General and administrative .......................       36.0            26.7            28.4            38.9
  Depreciation and amortization ....................        5.2             5.1             3.7             5.2
  Restructuring and other charges (credits)  .......        6.2            13.1             1.5             4.2
  Start-up and software development ................        4.0            --               2.0            --
                                                         ------          ------          ------          ------
         Total operating expenses ..................      127.5           116.7           116.4           120.7
                                                         ------          ------          ------          ------

Loss from operations ...............................      (27.5)          (16.7)          (16.4)          (20.7)

Interest expense ...................................        9.7            13.9             6.8            13.6
Gain on sale of assets .............................         --              --             (.8)             --
                                                         ------          ------          ------          ------
Loss from continuing operations ....................      (37.2)          (30.6)          (22.4)          (34.3)


Discontinued operations:
        Income (loss) from discontinued operations..        2.8            (2.7)            7.4             1.4
        Income (loss) on disposal of discontinued
                  operations .......................      (59.6)           12.3           (13.9)            4.5
                                                         ------          ------          ------          ------
Loss before extraordinary items ....................      (94.0)          (21.0)          (28.9)          (28.4)
         Extraordinary items .......................      (40.1)           (4.5)           (9.4)            2.0

                                                         ------          ------          ------          ------
Net loss ........................................         (53.9)          (16.5)          (19.5)          (30.4)
                                                         ======          ======          ======          ======
Medical claims ratio ............................          76.1%           71.8%           74.4%           72.4%
                                                         ======          ======          ======          ======

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

Revenues.

         Revenues decreased 10.9% from $14.5 million for the three months ended September 30, 1999 to 12.9 million for the three months ended September 30, 2000. This decrease was due primarily to the termination of a large, unprofitable Managed Care contract.

Medical Claims.

         Medical claims expense decreased 16.0% from $11.0 million for the three months ended September 30, 1999 to $9.3 million for the three months ended September 30, 2000. The Company's medical claims ratio decreased from 76.1% for the three months ended September 30, 1999 to 71.8% for the three months ended September 30, 2000. Medical claims expense consists of payments by the Company to its Affiliated Providers for vision care wellness services, medical and surgical eye care services and facility services. These payments are based on fixed payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules. The decrease in the medical claims ratio is primarily attributable to the termination of a large unprofitable Managed Care contract in 1999.

Cost of Buying Group Sales.

         The cost of buying group sales consists of the costs of various optical products that are shipped directly to the providers of eye care services. The Company completed the sale of the buying group division during the second quarter of 1999.

General and Administrative.

         General and administrative expenses decreased 33.9% from $5.2 million for the three months ended September 30, 1999 to $3.4 million for the three months ended September 30, 2000. General and administrative expenses consist mainly of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters and its managed care service centers as well as professional fees, advertising, building and occupancy costs, operating lease expenses and other costs related to the maintenance of a headquarters operation. While expenses declined in dollar terms, expenses as a percentage of revenue also declined from 36.0% for the three months ended September 30, 1999 to 26.7% for the three months ended September 30, 2000. The decreased percentage is due to the aggressive reduction of staff and related overhead expenses in an effort to bring overall general and administrative expenses in line with the current run rate of the continuing business. Professional fees are expected to remain high in the fourth quarter of 2000 as a result of: 1) the requirements of the Refractive and Ambulatory Surgery Centers divestiture effort, 2) activities required to resolve various claims and other antecedent debt and 3) ongoing negotiations with the Company's lenders 4) consolidation of the Managed Care and Corporate Operation.

Depreciation and Amortization.

         Depreciation and amortization expense decreased from $750,000 for the three months ended September 30, 1999 to $660,000 for the three months ended September 30, 2000 due to the reduction in intangible assets resulting primarily from the discontinuation of the PPM business. As a percentage of revenues, depreciation and amortization expense remained relatively constant at 5.2% for the three months ended September 30, 1999 and 5.1% for the three months ended September 30, 2000.

Interest Expense.

         Interest expense increased 28.5% from $1.4 million for the three months ended September 30, 1999 to $1.8 million for the three months ended September 30, 2000. In the third quarter of 1999, approximately $232,000 of interest expense was allocated to discontinued operations versus none in the third quarter of 2000. Although average borrowings were approximately $6.3 million lower in the second quarter of 2000 versus the same period in 1999, the average interest rate on the Company's borrowings rose significantly in the third quarter of 2000 due to a general increase in interest rates as well as higher spreads required by its lenders.

Extraordinary Items.

        The extraordinary item of approximately $63,000 represents costs incurred by the Company in connection with the proposed merger with OptiCare Health Systems, Inc. The $645,000 forgiveness of indebtedness was related to the settlement of outstanding litigation resulting in the reduction of debt obligations.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

Revenues.

         Revenues decreased 35.7% from $61.8 million for the nine months ended September 30, 1999 to $39.7 million for the nine months ended September 30, 2000. This decrease was primarily due to the Company's sale of the buying group division. Managed care revenues on a comparable basis decreased 6.9% from 1999 revenues due primarily to the termination of a large, unprofitable contract in 1999.

Medical Claims.

         Medical claims expense decreased 9.3% from $31.7 million for the nine months ended September 30, 1999 to $28.8 million for the nine months ended September 30, 2000. The Company's medical claims ratio decreased from 74.4% for the nine months ended September 30, 1999 to 72.4% for the nine months ended September 30, 2000. Medical claims expense consists of payments by the Company to its Affiliated Providers for vision care wellness services, medical and surgical eye care services and facility services. These payments are based on fixed payments received (as determined by the number of eye care procedures performed relative to other Affiliated Providers) or negotiated fee-for-service schedules.

Cost of Buying Group Sales.

         The cost of buying group sales consists of the costs of various optical products that are shipped directly to the providers of eye care services. The Company completed the sale of the buying group division during the second quarter of 1999.

General and Administrative.

         General and administrative expenses decreased 11.9% from $17.5 million for the nine months ended September 30,1999 to $15.5 million for the nine months ended September 30, 2000. General and administrative expenses consist mainly of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters and its managed care service centers as well as professional fees, advertising, building and occupancy costs, operating lease expenses and other costs related to the maintenance of a headquarters operation. Although expenses declined in dollar term, expenses as a percentage of revenue increased dramatically from 28.4% for the nine months ended September 30, 1999 to 38.9% for the nine months ended September 30, 2000. The increased percentage is due to lower revenue of the continuing businesses coupled with significant costs associated with accounting, legal and consulting professionals offset by reductions in headcount and related expenses. Management has been aggressively reducing staff and related overhead expenses in an effort to bring overall general and administrative expenses in line with the current run rate of the continuing business and is further consolidating these operations by year end. Professional fees are expected to remain high in the fourth quarter of 2000 as a result of: 1) the requirements of the Refractive and Ambulatory Surgery Center divestiture effort, 2) activities required to resolve various claims and other antecedent debt, 3) ongoing negotiations with the Company's lenders, and 4) consolidation of the Managed Care and Corporate Operation.

Depreciation and Amortization.

         Depreciation and amortization expense decreased from $2.3 million for the nine months ended September 30, 1999 to $2.1 million for the nine months ended September 30, 2000 due to the reduction in intangible assets resulting primarily from the discontinuation of the PPM business. As a percentage of revenues, depreciation and amortization expense increased from 3.7% for the nine months ended September 30, 1999 to 5.2% for the nine months ended September 30, 2000 due to the reduction of revenues resulting from the sale of the Company's buying group division.

Interest Expense.

         Interest expense increased 28.8% from $4.2 million for the nine months ended September 30, 1999 to $5.4 million for the nine months ended September 30, 2000. In the first nine months of 1999, approximately $963,000 of interest expense was allocated to discontinued operations versus none in the first nine months of 2000. Although average borrowings were approximately $8.5 million lower in the first nine months of 2000 versus the same period in 1999, the average interest rate on the Company's borrowings rose significantly in the first nine months of 2000 due to a general increase in interest rates as well as higher spreads required by its lenders.

Extraordinary Items.

         The extraordinary item of approximately $1.4 million represents costs incurred by the Company in connection with the proposed merger with OptiCare Health Systems, Inc. The $645,000 forgiveness of indebtedness was related to the settlement of outstanding litigation resulting in the reduction of debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings and private debt and equity financing. Net cash used in operating activities for the nine months ended September 30, 2000 was $8.9 million as compared to net cash used in operating activities of $11.2 million for the nine months ended September 30, 1999.

         Net cash used in investing activities for the nine months ended September 30, 2000 was only $664,000 reflecting an absence of resources available for investing. Net cash provided by investing activities for the nine months ended September 30, 1999 was $34.6 million and resulted from the net proceeds realized from the sale of the Block Buying Group and Retail Optical Chains, net of payments for medical equipment, office furniture and capitalized acquisition costs.

         Net cash provided by financing activities for the nine months ended September 30, 2000 of $584,000 were primarily attributable to modest increased net borrowings under the Company's credit facilities. Net cash used by financing activities for the nine months ended September 30, 1999 was $32.0 million resulting from the application of proceeds from the sale of the Buying Group and Retail Optical Chains to the reduction of the Company's outstanding debt.

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

         On September 8, 2000, the parties to the Amended and Restated Credit Agreement executed a waiver letter which extended (i) the waiver provided by the Seventh Amendment and the previously granted waiver and (ii) the bridge facility due date, and postponed the due date for certain principal, interest and commitment fees otherwise due until September 29, 2000.

         On September 29, 2000, the parties to the Amended and Restated Credit Agreement executed a waiver letter which extended (i) the waiver provided by the Seventh Amendment and the previously granted waiver and (ii) the bridge facility due date, and postponed the due date for certain principal, interest and commitment fees otherwise due until October 13, 2000.

         In connection with its previous acquisition of American SurgiSite, the Company had entered into an agreement at the time of closing relative to contingent consideration. The sellers of that business have made a claim that they are entitled to a $3.0 million earn out payment from the Company, 50% of which is payable in cash and 50% is payable in Common Stock, and have threatened to seek rescission of the original transaction. The Company disputes the claim and is in discussions with those individuals regarding their position and resolution of the matter.

         The Company believes the effects of inflation have not had a material adverse impact on its operations or financial condition to date. Substantial increases in prices in the future, however, could have a material adverse effect on the Company's results of operations.

         During the fourth quarter of 1999, the Company's liquidity was adversely impacted by the announced exit from the PPM business as collection of PPM management fee revenues during the negotiation process declined significantly. However, during the first nine months of 2000, the Company began completing the sale of the practice assets back to physicians or affiliates. The resulting proceeds provided additional resources to fund operations. As of September 30, 2000, the Company had sold all of the practice assets and received proceeds of approximately $13.0 million.

         Management has been aggressively reducing staff and related overhead spending, carefully managing business unit operating cash flow and negotiating for the divestiture of the Refractive and Ambulatory Surgery Center businesses in an effort to further improve the Company's liquidity position and restore profitability.

         The Company has experienced significant losses and is currently dependent upon the cooperation, approvals and availability of waivers from the Banks as parties to its credit facility for operating capital. As indicated, the Company is in the process of restructuring its bank credit facility, as well as claims and antecedent debts unrelated to its current business, in order to fund its future operations. The bank group has indicated that it will be unwilling to provide anything but a small portion of cash to settle the Company's antecedent debts and claims for significantly discounted cash amounts. The Company expects that it will need to use a combination of a small portion of cash and preferred stock to settle claims and antecedent debts in order for the restructuring efforts to be successful and permit the Company to continue operations. The Company does not believe that other sources of capital are available to fund its operations in the event it is unsuccessful in dealing with its creditors. While there can be no assurances, the Company is hopeful that upon a successful restructuring, continued sale of certain assets and integration of remaining business units, the Company can return to profitability and positive cash flow. However, in the event the Company's restructuring efforts are not successful, the Company may need to seek protection under the Federal Bankruptcy Code.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its Amended and Restated Credit Agreement, which is used to maintain liquidity and fund the Company's business operations. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable

         As a result of the implementation of the aforementioned restructuring of indebtedness by the Company there will be significant and material dilution to existing shareholders. In addition, there can be no assurance that such restructuring will be successfully completed.

because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company did not use derivative instruments to adjust the Company's interest rate risk profile during the nine months ended September 30, 2000.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The terms "Vision Twenty-One," "Company," "we," "our" and "us" refer to Vision Twenty-One, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Form 10-Q, the Form 10-K and the documents incorporated herein by reference, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things:

            (i) our contemplated restructuring of certain outstanding indebtedness;

            (ii) the issuance and expected issuance of a significant number of additional shares of Common Stock and securities convertible into Common Stock;

            (iii) the need for shareholder approval of a sufficient increase in the number of authorized shares of Common Stock to enable the Company to complete the financial restructuring;

            (iv)     our financial prospects;

            (v) our financing plans including our ability to continue to obtain appropriate waivers from and/or meet our obligations under our current credit facility and obtain satisfactory operating and working capital;

            (vi) trends affecting our financial condition or results of operations including our divestiture of business units;

            (vii) our operating strategy including the shift in focus to managed care business;

            (viiii) the impact on us of current and future governmental regulations;

            (ix) our ability to maintain our relationships with Affiliated Providers;

            (x) our ability to effectively manage and operate our refractive and ambulatory surgery center business through the date of sale;

            (xi) our ability to operate the managed care business efficiently, profitably and effectively;

            (xii) our integration of systems and implementation of cost reduction plans;

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

            (vi) our inability to enter into acceptable settlement agreements with parties making claims against us or to fulfill our obligations pursuant to such settlement agreements;

            (vii) our inability to relocate the Boca Raton, Florida service center to Baltimore, Maryland without major disruption;

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

            (xvii)    our stock price;

            (xviii)   our inability to sell the RSC and ASC business units;

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

            (xxiii)  unexpected cost increases;

            (xxiv) our inability to successfully defend against the class action lawsuits, or any additional litigation that currently exists or may arise in the future;

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   a.)   Exhibits - See Exhibits under attached hereto.

   b.) During the quarter ended September 30, 2000 the Company filed reports on form 8K on July 31, 2000 and September 15, 2000 regarding the execution of additional waiver letters between the Company and its Bank lenders as parties to the Company's amended and restated credit facility.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Baltimore, State of Maryland on November 14, 2000.


                                          VISION TWENTY-ONE, INC.,
                                          Registrant

                                          By: /s/ RICHARD W. JONES

                                          ____________________________________
                                          Richard W. Jones
                                          Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                  EXHIBITS DESCRIPTION
------                  --------------------
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

4.34*                   Waiver letter dated August 11, 2000 to the Amended and
                        Restated Credit Agreement by and among Vision
                        Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (28)

4.35*                   Waiver letter dated September 8, 2000 to the Amended and
                        Restated Credit Agreement by and among Vision
                        Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (29)

4.36 Waiver letter dated September 29, 2000 to the Amended and Restated Credit Agreement by and among Vision
                        Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.

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

10.90*                  Agreement dated May 5, 2000 by and among Vision Twenty-One,
                        Inc. and Vision 21 of Southern Arizona, Inc., Vital Sight, P.C.,
                        Ocusite-ASC, Inc. and Jeffrey I. Katz, M.D. and Barry
                        Kusman, M.D.(28)

10.91* Waiver letter dated as of August 11, 2000 to the Amended and Restated Credit Agreement among Vision Twenty-One,
                        Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(28)

10.92*                  Waiver letter dated September 8, 2000 to the Amended and
                        Restated Credit Agreement by and among Vision Twenty-One,
                        Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(29)

10.93                   Waiver Letter dated September 29, 2000 to the Amended and
                        Restated Credit Agreement by and among Vision Twenty-One,
                        Inc., the banks who are a party thereto and Bank of Montreal as Agent.

10.94                   Amended and Restated Employment Agreement dated July 31, 2000 by and between Mark B. Gordon, O.D. and MEC Health Care, Block
                        Vision, Inc and Vision 21.

10.95                   Amended and Restated Employment Agreement dated July 31,
                        2000 by and between Ellen Gordon and MEC Health Care,
                        Block Vision, Inc and Vision 21.

10.96                   Amended and Restated Employment Agreement dated July 31,
                        2000 by and between Andrew Alcorn and MEC Health Care,
                        Block Vision, Inc and Vision 21.

10.97                   Employment Agreement dated July 31, 2000 by and between
                        Richard Jones and MEC Health Care, Block Vision, Inc and
                        Vision 21.

10.98                   Amended and Restated Employment Agreement dated July 31,
                        2000 by and between Howard Levin, O.D. and MEC Health Care,
                        Block Vision, Inc and Vision 21.

27.1                    Financial Data Schedule for the nine months ended
                        September 30, 2000 (for SEC use only).

27.2                    Restated Financial Data Schedule for the nine months ended
                        September 30, 1999 (for SEC use only).

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

(22)                    Form 8-K filed December 13, 1999.

(23)                    Form 8-K filed January 10, 2000.

(26)                    Form 10-K filed May 5, 2000.

(27)                    Form 8-K filed July 31, 2000.

(28)                    Form 10-Q Filed August 14, 2000

(29)                    Form 8-K filed September 15, 2000
