Form 10-K
period 2000-12-31
VISION TWENTY ONE INC
filed 2001-04-17
CIK 1020258

DRAFT                                DRAFT                                DRAFT

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000    COMMISSION FILE NUMBER: 000-22977

                                 --------------

                             VISION TWENTY-ONE, INC.
             (Exact name of Registrant as specified in its charter)


                 FLORIDA                                 59-3384581
        (State or jurisdiction of                      (I.R.S. employer
     incorporation or organization)                  identification no.)

         120 W. FAYETTE STREET
                SUITE 700
              BALTIMORE, MD                                   21201
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 31, 2000, was $138,601.76 based upon the closing price of such shares on such date on the NASDAQ OTC-Bulletin Board System. As of December 31, 2000, there were 13,860,176 shares outstanding.


DRAFT                                DRAFT                                DRAFT

                             VISION TWENTY-ONE, INC.
                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                                      Page
ITEM  1.    BUSINESS...............................................................................................     1

ITEM  2.    PROPERTIES.............................................................................................     5

ITEM  3.    LEGAL PROCEEDINGS......................................................................................     6

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................     6

ITEM  5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.................................      7

ITEM  6.    SELECTED FINANCIAL DATA................................................................................     8

ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............... .      9

ITEM  7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................    17

ITEM  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................................    20

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...................    48

ITEM  10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....................................................    49

ITEM  11.   EXECUTIVE COMPENSATION.................................................................................    53

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.........................................    60

ITEM  13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................    61

ITEM  14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................................    68

                                     PART I

ITEM  1.  BUSINESS

OVERVIEW

         Vision Twenty-One, Inc. ("Vision Twenty-One" or the "Company") is a vision care company that is mainly focused on the provision of administrative services to managed care entities. The company manages routine vision and medical/surgical eye care programs through contracts with managed care organizations and other third-party payors.

         Previously, Vision Twenty-One's local area eye care delivery (LADS) operating revenue was primarily derived from a wide range of service fees earned through strategic affiliations with eye care clinics and retail optical locations and through ownership interests in refractive surgery centers ("RSCs"), ambulatory surgery centers ("ASCs") and retail optical chains. LADS also included the management of practices of optometry and ophthalmology through the Physician Practice Management ("PPM") division. The PPM business involved the Company entering into long-term management agreements ("Management Agreements") with professional associations or corporations pursuant to which the Company was the sole provider of comprehensive management, business and administrative services for the non-professional aspects of the professional practices. The PPM segment represented a substantial portion of the Company's business in 1999. During 2000, the Company completed divesting itself of the PPM business in order to focus on the managed care business. The PPM divestiture required multiple transactions involving the sale of practice assets, typically back to the doctors or their affiliates, and the termination of Management Agreements. This divestiture program commenced late in the 4th quarter of 1999 and was completed by September 30, 2000. During third quarter of 2000 the Company announced its plans to exit the ASC/RSC business.

         Vision Twenty-One was incorporated in Florida on May 9, 1996. Its principal operating subsidiaries consist of Vision 21 Managed Eye Care of Tampa Bay, Inc. ("Vision 21 MCO"), Vision 21 Physician Practice Management Company, Inc. ("Vision 21 PPMC"), MEC Health Care Inc. ("MEC") and BBG-COA, Inc. and its subsidiaries including Block Vision, Inc. ("Block Vision"). In an effort to streamline costs, the Company decided to close its Largo, Florida corporate headquarters and most of its operations at the Boca Raton, Florida managed care service center and relocate and consolidate these functions into operations in Baltimore, Maryland. The principal executive office of Vision Twenty-One, Block Vision and MEC is located at 120 W. Fayette Street, Suite 700, Baltimore, Maryland 21201, and its telephone number is (410) 752-0121.

RECENT DEVELOPMENTS

         Discontinued Operations. The divestiture of the physician practice management ("PPM") business was completed by September 2000. The Company had announced the adoption of a plan to exit the business of managing optometry and ophthalmology practices in late 1999. The exit of the PPM business was accomplished through the sale of the practice assets back to the physicians or their affiliates, the termination of Management Agreements and the restructuring of certain refractive surgery center facility access agreements. In consideration for the termination of the Management Agreement and the sale and assignment of the practice assets, Vision Twenty-One typically received at closing a combination of cash and Vision Twenty-One Common Stock. The Common Stock was placed in the Company's treasury and was expected to be canceled by Vision Twenty-One. The terms of each managed practice divestiture were subject to the prior approval of the banks under the Company's credit facilities.

         During the third quarter of 2000, the Company announced its intent to exit the business of owning and managing Refractive and Ambulatory Surgery Centers ("ASC/RSC"). A loss of $353,951 was realized on the transactions. The Company sold substantially all of the assets and liabilities of five refractive and ambulatory surgery centers to American Surgisite Management Services Organization, Inc., and R.E.S.C., LLC for cash consideration of $3.7 million. The transactions closed in the first quarter of 2001 with an effective date of December 31, 2000. The anticipated loss, as of December 31, 2000, for the remaining entities is $847,000 (net of 2001 revenue and expenses).

         As a result of the Company's sale of the retail optical chain segment of its operation, exit from the physician practice management business, and its intent to exit the ASC/RSC business the Company has accounted for these business segments as discontinued operations. Consequently, prior period financial statements have been restated to reflect discontinued operations treatment for the results of these business segments.

         Management Restructuring. As part of the Company's plan of restructuring, several officers and directors resigned and the vacancies created by such departures were filled by promoting its MEC and Block Vision senior executives. In addition, a seasoned financial executive was hired as the Company's Chief Financial Officer.

         Consolidation of Managed Care Offices. The consolidation of the Corporate Executive and Managed Care Offices was started in October 2000 and was substantially completed by year-end 2000. Additional steps to integrate the IS function from the Boca Raton service center into MEC's Baltimore service center were completed in early 2001. The Vision Twenty-One executive offices in Largo were leased directly from the landlord to a new tenant and all equipment was moved or sold. The lease for the Block Vision facility in Boca Raton was terminated on April 1, 2001, and Block Vision leased smaller space in the same building for certain of its staff. Equipment not retained at the Boca Raton location has either been moved to the Baltimore location or was sold.

         Credit Facilities. On November 10, 2000 the Company amended and restated its credit agreement dated July 1, 1998, as previously amended. The $64,185,000 restated and amended credit facility consists of a $3 million revolving loan, $45.8 million term loan and $6.385 million Convertible Note with maturity dates of October 31, 2003 and a $9 million bridge loan which matures on October 31, 2002. Quarterly principal repayments under the term loan of $0.5 million begins March 31, 2002. The bridge loan was reduced to $5.277 million in the first quarter of 2001 and is required to be further reduced by $1 million by June 30, 2001, by $0.5 million on September 30, 2001, and by $0.5 million on December 31, 2001, with a balloon payment due at maturity. Mandatory principal payments are required from 100% of the proceeds of any asset sale. In addition, mandatory prepayments are required from 75% of Annual Excess Funds. Annual Excess Funds are defined as EBITDA, as determined by Generally Accepted Accounting Principals ("GAAP"), for the immediately preceding four quarters, less payments made for interest, income tax, capital expenditures, capital lease payments, required term loan principal payments, and permanent revolver paydowns. For 2001 only, EBITDA shall exclude income arising as a result of excess prior period restructuring/transition accruals and shall be reduced by cash payments on prior period restructuring/transition accruals. Mandatory loan prepayments will be applied first to the permanent reduction of the Bridge Loan Commitment and second to the Term Facility. Any Term Facility prepayments will be applied to the reduction of the remaining scheduled amortization payments in inverse order of maturity.

         Merger with OptiCare. On February 10, 2000, the Company entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement") with OptiCare Health Systems, Inc. and OC Acquisition Corp. The merger was to combine the companies' refractive surgery, ambulatory surgery and managed care businesses. Under the terms of the Merger Agreement, the Company's Common Stock was to be converted into OptiCare Common Stock. This merger transaction was not completed. As a result of the terminated merger agreement approximately $1.4 million of professional fees were expensed and shown as an extraordinary item for the year ended December 2000.

         Delisting by NASDAQ. On April 20, 2000 the Company received a letter from NASDAQ advising the Company of a possible delisting of the Company from the NASDAQ National Market due to the Company's failure to timely file its Form 10-K with the Securities and Exchange Commission. The delay in filing the Form 10-K was primarily attributable to the Company's discontinued operations. Due to the late filings and the fact the Company no longer met minimum equity and stock price requirements of NASDAQ National Market, the Company's Common Stock was moved to the NASDAQ's OTC-Bulletin Board System on June 19, 2000 and is traded under the symbol EYES.OB.

MANAGED CARE

         Vision Twenty-One operates its managed care business under the brands Block Vision, Block Vision of Texas, MEC Eye Care, ESAN (Eye Specialists of Arizona), and VIPA (Vision Insurance Plans of America). Block Vision and Block Vision of Texas currently provide services in 21 states, MEC Eye Care operates in Maryland, Virginia, and Florida, while ESAN and VIPA operate essentially in their respective home states of Arizona and Wisconsin. Through its operating subsidiaries, Vision Twenty-One has a nationwide contracted panel of approximately 14,000 providers.

         Vision Twenty-One's healthcare delivery system is a contracted model with participating providers being compensated on a discounted fee for service basis, sub-capitation or risk pool methodology.

         Vision Twenty-One's contracts with its clients cover either routine vision alone or a carve-out of medical surgical which includes routine, primary and tertiary care. With medical-surgical carve-outs, Vision Twenty-One is generally only responsible for out patient care.

         Vision Twenty-One administers managed vision care benefit programs on behalf of licensed health-plans, primarily health maintenance organizations. Currently, the Company is not itself licensed as a health-plan (except in Texas where its Block Vision of Texas, Inc., subsidiary is licensed as a single-service vision HMO, and Wisconsin where its Vision Insurance Plan of America subsidiary is a limited health service organization) and, therefore, generally does not market its services directly to employer groups and individuals. Rather, the Company sells its services to licensed health-plans. This approach has allowed the Company to build a large enrollment base through a relatively small number of clients and low administrative cost.

         Vision Twenty-One's managed care programs are generally operated on the basis of a "full-risk carve-out," meaning that the Company not only performs the administrative aspects of a client's vision and/or medical eye care program, but also assumes the financial risk associated with arranging covered vision services. The Company is paid a contracted amount each month for each covered member, regardless of whether that member chooses to access services that month.

         Vision Twenty-One assists health-plans with HEDIS reporting requirements, disease state management, and quality assurance programs. The Company also provides provider relations, network development, utilization management, patient satisfaction surveys, and third party administration to contracted clients.

         The Company receives data each month providing the names of all eligible enrollees. With this information, the Company performs all functions of the health-plan as it relates to the arrangement of vision services. These functions include the following: provider contracting and credentialing, preauthorization of services, claims adjudication and payment, customer service, continuous quality improvement program and utilization reporting.

         The Company arranges vision benefits for more than 2.4 million covered lives through a variety of programs offered to commercial, Medicaid and Medicare populations. Rather than marketing a predetermined set of benefit plans, the Company custom-designs benefit plans for each client. One of the chief reasons the Company has been able to accommodate such varied plan designs is the flexibility of its administrative systems, particularly its MIS capabilities. Currently, each of Vision Twenty-One's managed care subsidiaries operates on its own MIS platform. Because each MIS system is proprietary, the Company can redesign its systems as necessary to meet individual client needs.

         The Company maintains a comprehensive Quality Assurance/Improvement Program designed to monitor the credentials of participating providers, member satisfaction and compliance with contractual quality standards. With the growth of managed care, many regulatory and consumer advocacy groups have raised quality issues about managed care organizations directing patient health matters. In response, the quality assurance/improvement initiative has become extremely important to health-plans in establishing credibility with their clients. When outsourcing program administration to an entity such as Vision Twenty-One, health-plans want to delegate quality-related activities to the subcontractor. The Company has designed its Quality Assurance/Improvement Program to comply with standards established by the National Committee for Quality Assurance (NCQA), the industry's chief accrediting body. The Company's program has been reviewed in-depth and approved by several of its clients and prospective clients.

         As an increasing percentage of the population is covered by managed care organizations, Vision Twenty-One believes that its success will be dependent upon its ability to maintain its existing contracts and negotiate new managed care contracts with HMOs, health insurance companies and other third-party payors pursuant to which services will be provided on a risk-sharing or capitated basis. Managed care contracts are typically for one-year terms that renew automatically, and most of the contracts are terminable by either party on ninety days notice.

GOVERNMENTAL AND STATE REGULATIONS

  General Overview

         The health care industry is highly regulated, and there can be no assurance that the regulatory environment in which Vision Twenty-One operates will not change significantly and adversely in the future. In general, regulation of managed care vendors such as Vision Twenty-One is increasing.

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

         The following is a description of some of the various laws that affect Vision Twenty-One's business:

         Insurance Licensure. Most states impose strict licensure requirements on health insurance companies, HMOs, and other companies that engage in the business of insurance. In the event that Vision Twenty-One is required to become licensed under these laws, the licensure process can be lengthy and time consuming and, unless the regulatory authority permits Vision Twenty-One to continue to operate while the licensure process is progressing, Vision Twenty-One could experience a material adverse change in its business while the licensure process is pending. In addition, many of the licensing requirements mandate strict financial regulation and other requirements that Vision Twenty-One may not immediately be able to meet. Once licensed, Vision Twenty-One would be subject to continuing oversight by, and reporting to, the respective regulatory agency.

         Limited Health Service Plans and Third Party Administration Licensing. Some states permit managed care networks that assume insurance risk for a limited class of health services to be licensed as limited health service plans. This avoids the need to be licensed as an insurer or HMO even if the managed care network's arrangements are with individual subscribers or self-insured employers. Additionally, some states require licensing for companies providing administrative services in connection with managed care business. Vision Twenty-One intends to seek such licenses in those states where it is necessary. However, Vision Twenty-One may not be able to meet such requirements in all cases and, should this result in the loss of any material business (individually or in the aggregate), it could have a material adverse effect on Vision Twenty-One's business and operating results.

         Reserve Requirements. Some states have enacted and others are actively considering, by statute or regulation, the requirement that companies which contract with HMO's, such as Vision-Twenty One, will have to post cash reserves to a significant percentage of revenues derived from an HMO. These states include ones where the Company currently does business. In addition, many of the Company's clients are considering the contracted imposition of cash reserves. The Company may not be able to meet all of these requirements, and should this result in a loss of a material amount of business, Vision Twenty-One may be materially and adversely affected.

         "Any Willing Provider" Laws. Some states have adopted, and others are considering, legislation that requires managed care networks to include any provider who is willing to abide by the terms of the network's contracts and/or prohibit termination of providers without cause. Such laws could limit the ability of Vision Twenty-One to develop effective managed care networks in such states.

         Electronic Record Privacy and Security Regulations. Recently proposed federal regulations will, if finalized, strictly regulate health care providers and plans that transmit health information electronically. Under the regulations, providers and plans must limit access to health information to employees who have a business need. They must install computer security hardware and software to ensure that access is appropriately limited. Further, a patient's written consent would be required to release personally identifiable health information for any purpose other than treatment, payment and certain specified purposes (e.g., public health). Patients are granted rights to obtain an accounting of all disclosures of personally identifiable information, access their health information upon request, and amend or correct their health information. Providers and plans would have to adopt numerous security and privacy policies to implement the regulations. They would also have to identify a privacy official and a person responsible for security and provide employee-training programs regarding the security and privacy requirements.

         The final privacy regulations were issued in December 2000 and the Security Regulations are expected to be issued in final form sometime in 2001. Providers and plans will have two years to comply with the regulations. The regulations could have an adverse impact on the cost of providing vision care-related services, including the types of services furnished by the Company.

COMPETITION

         The health care industry is highly competitive and subject to continual changes in the method in which services are provided and the manner in which health care providers are selected and compensated. Vision Twenty-One believes that the economics of private and public reforms in the health care industry emphasizing cost containment and accountability will result in an increasing shift of eye care from highly fragmented, small providers to larger providers or other eye care delivery services. Companies in other health care industry segments, some of which have financial and other resources greater than those of Vision Twenty-One, may become competitors. Increased competition could have a material adverse effect on Vision Twenty-One's financial condition and results of operations. The basis for competition includes service, price, strength of Vision Twenty-One's delivery network (where applicable), experience, reputation, strength of operational systems, strength of informational systems, the degree of cost efficiencies and synergies, marketing strength, managed care expertise, patient access and quality assessments and assurances programs. The future success of Vision Twenty-One will be directly related to its ability to expand the managed eye care delivery network geographically, attract reputable providers and dedicate resources to an active sales team focused exclusively on Vision Twenty-One's sales effort.

SEASONALITY

         Vision Twenty-One in its Managed Care reconfiguration does not experience significant seasonal fluctuations in revenue. However there are some fluctuations in claims expense.

SERVICE MARKS

         Vision Twenty-One has registered trademarks and service marks as follows: "Vision 21", "Vision Twenty-One" with its design logo, "Eye Care for the 21st Century", "A Different Point of View", "LADS" and "VIPA "Vision Insurance Plan of America" with the United States Patent and Trademark Office.

EMPLOYEES

         At December 31, 2000, the Company had approximately 320 employees, of whom 18 were employed at the Company's headquarters, 169 were employed by the managed care division, and 133 by the refractive and ambulatory surgery center division. The Company believes that its relationship with its employees is good.

ITEM  2.  PROPERTIES

         The Company's Corporate headquarters, Block Vision and MEC are located in Baltimore, Maryland and consist of approximately 6800 square feet of office space at 120 W. Fayette Street and 6,000 square feet of office space at 100 Park Avenue, with an option for an additional 2600 square feet at 120 W. Fayette Street. The leases for these facilities expires August 2005. The Company believes that such facility is adequate for its current and near term future needs.

         The lease for the Block Vision facility in Boca Raton was terminated on April 1, 2001, and Block Vision leased smaller space in the same building for its staff.

         The Company also leases and subleases the surgical facilities it manages. The Company is in the process of divesting itself of the assets and obligations of its remaining surgical locations.

         Minimal, but adequate, facilities are leased for VIPA and ESAN managed care operations.

ITEM  3.  LEGAL PROCEEDINGS

         Except as described below, the Company is not a party to any material litigation and is not aware of any threatened material litigation:

         The Company, one of its former executive officers who was also a director and two former officers are named as defendants in several purported class action lawsuits filled in the United States District Court for the middle District of Florida, Tampa Division. The complaints allege, principally, that the Company and other defendants issued materially false and misleading statements related to the Company's integration of its acquisitions, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs seek to certify their complaints as class actions on behalf of all purchasers of the Company's Common Stock in the period between December 5, 1997 and November 5, 1998, and seek an award of an unspecified amount of monetary damages to all of the members of the purported class. The purported class action lawsuits were as follows: (i) Tad McBride against Vision Twenty-One, Inc., Theodore N. Gillette, Richard T. Welch, and Michael P. Block (filed on January 22, 1999); (ii) Robert Rosen v, Vision Twenty-One, Inc., Theodore N. Gillette and Richard T. Welch (filed on January 27, 1999); (iii) Charles Murray against Vision Twenty-One, Inc., Theodore N. Gillette, Richard T, Welch and Michael P. Block (filed on January 29,1999); and
(iv) Sam Cipriano, on behalf of himself and all others similarly situated v. Vision Twenty-One, Inc., Theodore N. Gillette, Richard T. Welch and Michael P. Block (filed on February 22, 1999 ).

         On April 20, 1999, pursuant to a motion and order, these complaints were consolidated into one case captioned: Tad McBride, Plaintiff, v. Vision Twenty-One, Inc., Theodore N. Gillette, Richard T. Welch and Michael P. Block (Case No. 99I38-CIV-T-25F), and one plaintiff's group was appointed lead plaintiff by judicial order on May 6, 1999. This uncertified consolidated class action seeks to hold the Company and one of its former officers, who was also a director, as well as two former officers liable for alleged federal securities law violations based upon alleged misstatements and omissions in analyst reports, trade journal articles, press releases and filings with the Securities and Exchange Commission.

         Pursuant to judicial orders, the lead plaintiffs filed an amended consolidated complaint on August 14, 1999. On October 11, 1999, the lead plaintiffs and Michael P. Block executed a stipulation dismissing without prejudice the action against Mr. Block. The Defendants filed a motion to dismiss the amended consolidated complaint on October 15, 1999. The lead plaintiffs served answering papers on December 3, 1999. The Defendant's motion to dismiss was granted in part on August 18, 2000. A Motion for Class Certification was filed on January 26, 2001. The parties are now engaged in class certification discovery to enable the Defendants to respond to the Plaintiffs' Motion for Class Certification. The Company believes that it has substantial defenses to this matter and intends to assert them vigorously.

         On or about November 1, 1999, The Source Buying Group, Inc. commenced an action in the United States District Court for the Eastern District of Pennsylvania against Block Vision. The action was transferred to the U.S. District Court for the Southern District of Florida and thereafter stayed pending arbitration. The action alleges a breach by Block Vision of a promissory note and is seeking approximately $562,500 representing the accelerated principal balance of the note that the plaintiff alleges is due, together with interest and costs. In the alternative, the plaintiff is seeking approximately $20,800 of interest allegedly due. Block Vision has asserted defenses to the claim and has filed counterclaims. The Company believes that it has substantial defenses to this matter and intends to assert them vigorously.

         Other Litigation. The Company is party to several lawsuits alleging medical malpractice by physicians which were previously associated with the Company through certain of its discontinued operations. The Company has determined that its malpractice insurance carrier will defend the Company under these lawsuits; however, the Company is unable to determine whether its exposure if any would exceed its malpractice insurance coverage.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  -NONE-

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Common Stock of the Company has been trading publicly under the symbol "EYES" on NASDAQ since the Company's initial public offering on August 18, 1997. Prior to the Company's initial public offering, there was no active trading market for the Company's Common Stock. As discussed under Recent Developments, trading of the Company's Common Stock was moved from the NASDAQ National Market to the NASDAQ OTC-Bulletin Board System on June 19, 2000. The Common Stock of the Company is currently trading under the symbol EYES.OB. The following table sets forth the high and low closing sale price of the Company's Common Stock as reported in the NASDAQ National Market or OTC-Bulletin Board System (rounded up to the nearest whole cent) for the periods indicated:

                                                                             HIGH        LOW
         1999
         First Quarter..................................................     5.25        3.50
         Second Quarter.................................................     8.69        3.44
         Third Quarter..................................................    10.06        4.88
         Fourth Quarter.................................................     6.06        1.38

         2000

         First Quarter..................................................     2.88        1.06
         Second Quarter.................................................     1.50         .31
         Third Quarter..................................................      .44         .13
         Fourth Quarter.................................................      .23         .01

HOLDERS

         On March 30, 2001, the last reported sales price of the Company's Common Stock as reported by the NASDAQ OTC - Bulletin Board System was $.03 per share and there were 228 stockholders of record. The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

ITEM  6.  SELECTED FINANCIAL DATA

                                                                                      Year Ended December 31, 2000
                                                                 -----------------------------------------------------------------
                                                                   1996          1997           1998          1999          2000
                                                                 --------      --------      ---------      --------      --------
                                                                                 (In thousands except per share data)
Statement of Operations Data (1):
Revenues:
  Managed care .............................................     $  8,192      $ 18,762      $  54,980      $ 56,744      $ 52,830
  Buying group .............................................           --         7,261         58,959        19,151            --
                                                                 --------      --------      ---------      --------      --------
       Total revenue .......................................        8,192        26,023        113,939        75,895        52,830
                                                                 --------      --------      ---------      --------      --------
Operating expenses:
  Medical claims ...........................................        9,475        14,090         42,159        42,444        39,227
  Cost of buying group sales ...............................           --         6,882         55,926        18,261            --
  General and administrative ...............................        3,114         7,807         18,433        27,652        20,438
  Depreciation and amortization ............................           81           519          2,348         2,765         2,555
  Special Items:
       Restructuring and other charges (credits) ...........           --            --          6,463        (1,413)         (236)
       Start-up and software development costs .............           --            --            932           511            --
       Merger costs ........................................           --            --            718            --            --
       Impairment Charge ...................................           --            --             --            --           745
       Business development ................................        1,927            --             --            --            --
                                                                 --------      --------      ---------      --------      --------
        Total operating expenses ...........................       14,597        29,298        126,979        90,220        62,729
                                                                 --------      --------      ---------      --------      --------
Loss from operations .......................................       (6,405)       (3,275)       (13,040)      (14,325)       (9,899)

Amortization of loan fees ..................................           --          (179)          (314)       (2,401)           --
Interest expense, net ......................................         (147)         (934)        (4,085)       (5,523)       (5,793)
Gain (loss) on sale of assets ..............................           --            --             --           561        (1,674)
                                                                 --------      --------      ---------      --------      --------
Loss from continuing operations before
        Income taxes and minority interest .................       (6,552)       (4,388)       (17,439)      (21,688)      (17,366)

Income Taxes ...............................................           --            --             --            --            --
Minority interest ..........................................           --            --             --            --            --
                                                                 --------      --------      ---------      --------      --------
Loss from continuing operations ............................       (6,552)       (4,388)       (17,439)      (21,688)      (17,366)

Discontinued operations:
  Income from discontinued operations ......................          905         4,794         11,370         4,327           555
  Income (loss) on disposal of discontinued operations .....           --            --             --       (65,722)          533
                                                                 --------      --------      ---------      --------      --------
Income (loss) before extraordinary charge ..................       (5,647)          406         (6,069)      (83,083)      (16,278)

Extraordinary item-gain on sale of EyeCare One Corp. .......           --            --             --         3,770            --
Extraordinary item-early extinguishment of debt ............           --          (323)        (1,886)           --            --
Extraordinary item-costs associated with the previously
planned OptiCare Health Systems, Inc. merger ...............           --            --             --            --        (1,429)
Extraordinary item-forgiveness of indebtedness .............           --            --             --            --           645
                                                                 --------      --------      ---------      --------      --------
Net income (loss) ..........................................     $ (5,647)     $     83      $  (7,955)     $(79,313)     $(17,062)
                                                                 ========      ========      =========      ========      ========
Income (loss) from continuing  operations ..................     $  (1.65)     $  (0.51)     $   (1.20)     $  (1.42)     $  (1.24)
Discontinued operations:
      Income from discontinued operations ..................         0.23          0.56           0.78          0.28           .04
      Loss on disposal of discontinued operations ..........           --            --             --         (4.29)          .03
                                                                 --------      --------      ---------      --------      --------
Income (loss) before extraordinary charge ..................        (1.42)         0.05          (0.42)        (5.43)        (1.17)

Extraordinary item-gain on sale of EyeCare One Corp. .......           --            --             --           .25
Extraordinary item-early extinguishment of debt ............           --         (0.04)         (0.13)           --            --
Extraordinary item-costs associated with the previously
planned OptiCare Health Systems, Inc. merger ...............           --            --             --            --          (.10)
Extraordinary item-forgiveness of indebtedness .............           --            --             --            --           .05
                                                                 --------      --------      ---------      --------      --------
Net earnings (loss) per common share .......................     $  (1.42)     $   0.01      $   (0.55)     $  (5.18)     $  (1.22)
                                                                 ========      ========      =========      ========      ========
Weighted average number of common
    Shares outstanding .....................................        3,978         8,571         14,385        15,309        13,970
                                                                 ========      ========      =========      ========      ========

                                                                                       YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------------------------
                                                                   1996          1997         1998         1999          2000
                                                                 --------      --------     --------     --------      --------
                                                                                (IN THOUSANDS EXCEPT PER SHARE DATA)
BALANCE SHEET DATA (1):
Working capital (deficit) ..................................     $ (2,303)     $  4,868     $  6,946     $(57,108)     $(68,963)
Total assets ...............................................       20,576       119,380      191,333       84,879        55,652
Long-term debt and capital lease obligations, including
  Current maturities .......................................        5,196        24,475       83,201       58,163        64,899
Total stockholders' equity (deficit) .......................        3,624        67,731       73,722       (2,750)      (23,573)

(1) Data has been restated for the use of discontinued operations treatment of accounting for the financial condition and results of operation of the retail optical chains, physician practice management businesses, and refractive and ambulatory surgery centers.


QUARTERLY FINANCIAL DISCLOSURE

The following tables set forth certain unaudited quarterly financial data for 2000 and 1999. In the opinion of the company's management, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of normal recurring items) necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period:

                                                                             Three Months Ended
                                                      --------------------------------------------------------------
                                                       March 31,         June 30,          Sep 30,          Dec 31,
                                                         2000              2000             2000             2000
                                                      -----------      -----------      -----------      -----------
Total revenues                                         13,492,020       13,356,836       12,897,630       13,083,065
Total operating expenses                               15,886,345       17,015,198       15,087,339       14,739,669
Interest expense                                        1,814,276        1,798,902        1,798,284          382,198
(Gain) loss on disposal of fixed assets, net                   --           17,026          (29,157)       1,685,969
                                                      -----------      -----------      -----------      -----------
Income (loss) from continuing operations               (4,208,601)      (5,474,290)      (3,958,836)      (3,724,771)
Income from discontinued operations                       594,229          490,233        1,245,792       (1,241,843)
                                                      -----------      -----------      -----------      -----------
Income (loss) before extraordinary item                (3,614,372)      (4,984,057)      (2,713,044)      (4,966,614)
Extraordinary item                                     (1,016,263)        (348,966)         581,734               --
                                                      -----------      -----------      -----------      -----------
Net income (loss)                                      (4,630,635)      (5,333,023)      (2,131,310)      (4,966,614)

Basic and diluted income (loss) per common share:
     Loss from continuing operations                        (0.28)           (0.39)           (0.28)           (0.27)
Income from discontinued operations                          0.04             0.04             0.09            (0.09)
                                                      -----------      -----------      -----------      -----------
Income (loss) before extraordinary items                    (0.24)           (0.35)           (0.19)           (0.36)
Extraordinary Items                                         (0.07)           (0.03)            0.04               --
                                                      -----------      -----------      -----------      -----------
Net Income (loss) per common share                          (0.31)           (0.38)           (0.15)           (0.36)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         Vision Twenty-One, Inc. ("Vision Twenty-One" or the "Company") is a vision care company that is mainly focused on the provision of administrative services to managed care entities. The company manages routine vision and medical/surgical eye care programs through contracts with managed care organizations and other third-party payors.

         Previously, Vision Twenty-One's local area eye care delivery (LADS) operating revenue were primarily derived from a wide range of service fees earned through strategic affiliations with eye care clinics and retail optical locations and through ownership interests in refractive surgery centers ("RSCs"), ambulatory surgery centers ("ASCs") and retail optical chains. LADS also included the management of practices of optometry and ophthalmology ("PPM"). The PPM business involved the Company entering into long-term management agreements ("Management Agreements") with professional associations or corporations pursuant to which the Company was the sole provider of comprehensive management, business and administrative services for the non-professional aspects of the professional practices. The PPM segment represented a substantial portion of the Company's business in 1999. During 2000, the Company completed divesting itself of the PPM business in order to focus on the managed care business. The PPM divestiture required multiple transactions involving the sale of practice assets back to the doctors or their affiliates, and the termination of Management Agreements. This divestiture program commenced late in the 4th quarter of 1999 and was completed by September 30, 2000. During third quarter the Company announced its plans to exit the ASC/RSC business.

         Vision Twenty-One was incorporated in Florida on May 9, 1996. Its principal operating subsidiaries consist of Vision 21 Managed Eye Care of Tampa Bay, Inc. ("Vision 21 MCO"), Vision 21 Physician Practice Management Company, Inc. ("Vision 21 PPMC"), MEC Health Care Inc. ("MEC") and BBG-COA, Inc. and its subsidiaries including Block Vision Inc. ("Block Vision"). In an effort to streamline costs, the Company decided to close its Largo, Florida corporate headquarters and most of its operations at the Boca Raton, Florida managed care service center and relocate and consolidate these functions into operations in Baltimore, Maryland. The principal executive office of Vision Twenty-One, Block Vision and MEC is located at 120 W. Fayette Street, Suite 700, Baltimore, Maryland 21201, and its telephone number is (410) 752-0121.

MERGER AGREEMENT WITH OPTICARE HEALTH SYSTEMS

         During last quarter of 1999, the Company's Board of Directors voted to explore a number of strategic alternatives intended to maximize shareholder value. As a result, on February 10, 2000, the Company entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement") with OptiCare Health Systems, Inc. and OC Acquisition Corp. (collectively, "OptiCare"). This merger was not completed. As a result of the terminated merger agreement, approximately $1,429,000 of professional fees was expensed and shown as an extraordinary item for the year ended December 31, 2000.

DISPOSITION OF BUSINESSES

         The Company had concentrated on developing its LADs since late 1997. Over the past three years, the Company had been analyzing certain business units within such LADs and assessing the long-term strategic value of each existing component. Effective August 31, 1999, the Company completed the sale of Vision World, Stein Optical (a trade name of EyeCare One Corp.), and The Eye DRx ("Retail Optical Chains") to Eye Care Centers of America, Inc. ("ECCA"). ECCA is based in San Antonio, Texas and operates a national chain of full-service retail optical stores. In connection with this transaction, the Company received approximately $37.3 million in cash. Of the proceeds the Company received at closing, approximately $30.8 million was applied as a permanent pay down of its term debt credit facility, approximately $2.8 million was paid down under its ongoing $7.5 million revolving credit facility, approximately $2.4 million was used for costs and other obligations related to the transaction and approximately $1.3 million was utilized to fund an escrow arrangement between the parties relative to terms under the agreement. Based on post-closing adjustments, the final sales price was approximately $31.8 million, and the Company had recorded a liability of approximately $4.0 million to ECCA, net of escrow, with respect to such post-closing adjustments. Under the sale agreement, Vision Twenty-One indemnified one of its former managed optometry practices for certain partnership obligations. In January 2001, the litigation regarding this matter was settled for approximately $50,000, and the Company was released from such indemnification obligations. A charge of $200,000 was recorded to loss on disposal of discontinued operations in 1999. A net loss of approximately $3.2 million was recorded on the transaction in 1999. In September 2000, the Company and ECCA reached a comprehensive resolution of all disputed matters between the parties which provided for, among other things, the reduction in the post-closing adjustment liability to ECCA from $4.0 million to $1.5 million. The Company expects to issue a three-year convertible note to ECCA which will be convertible into shares of Common Stock at $.18 per share. Interest will accrue on the note at 7% per annum until the earlier of maturity or conversion. The liability under the post-closing adjustment will be considered satisfied upon issuance of the convertible note which was conditioned upon the recently completed restructuring of the Company's credit facilities.

         On June 4, 1999, the Company completed the sale of its buying group division. Net proceeds of $4.3 million received by the Company were primarily used to repay outstanding borrowings under the Company's credit facilities.

         On October 25, 1999, the Company announced its intent to exit the business of managing optometry and ophthalmology practices. The details of the plan were finalized in December 1999. This represented a crucial step in the Company's strategy of redirecting its corporate resources. The exit of the physician practice management ("PPM") business was accomplished through the sale of the practice assets generally back to the physicians or their affiliates, the termination of Management Agreements and the restructuring of certain refractive surgery center facility access agreements. The terms of each managed practice divestiture were subject to the prior approval of the banks under the Company's credit facilities. Accordingly, in 1999 the Company recorded a loss of $58.7 million, which is net of an income tax benefit of $1.1 million, related to the sale of practice assets. The sales were completed by the third quarter of 2000.

         During the third quarter of 2000, the Company announced its intent to exit the business of owning and managing Refractive and Ambulatory Surgery Centers. A loss of $353,951 was realized on transactions with an effective date of December 31, 2000. The anticipated loss, as of December 31, 2000, for the remaining entities is $847,000 (net of 2001 revenue and expenses).

         As a result of the changes occurring in the Company's business, including the divestiture of large business units, the shift in operating focus, changes in the Company's managed care business, the Company's exiting of the PPM and ASC/RSC business and issues related to the Company's accessibility to future working capital, the overall results should not necessarily be relied upon as being indicative of future operating performance.

DELISTING BY NASDAQ

         On April 20, 2000, the Company received a letter from NASDAQ advising the Company of a possible delisting of the Company from the NASDAQ National Market due to the Company's failure to timely file its Form 10-K with the Securities and Exchange Commission. The delay in filing the Form 10-K was primarily attributable to the Company's discontinued operations. Due to the late filings and the fact the Company no longer met minimum equity and stock price requirements of NASDAQ National Market, the Company's Common Stock was moved to the NASDAQ's OTC-Bulletin Board System on June 19, 2000 and is traded under the symbol EYES.OB.

ADDITIONAL OVERVIEW

         Managed care revenues are derived principally from fixed premium payments received pursuant to its managed care contracts on a capitated or risk-sharing basis. The Company also receives fees for the provision of certain administrative services related to its fee-for-service plans. Pursuant to its capitated managed care contracts, the Company receives a fixed premium payment per-member-month for a predetermined benefit level of eye care services, as negotiated between the Company and the payor. Profitability of the Company's capitated managed care contracts is directly related to the specific terms negotiated, utilization of eye care services by member patients and the effectiveness of administering the contracts. Although the terms and conditions of the Company's managed care contracts vary considerably, they typically have a one-year term with automatic annual renewals unless either party elects to terminate the contract pursuant to its terms.

         The Company manages risk of capitated managed care contracts by monitoring utilization of each provider and comparing their utilization to national averages, expected utilization at the time the contract was bid, utilization of other providers and historical utilization of the provider. Abnormal utilization of a provider may result in a medical chart review by the Company and further counseling on appropriate clinical protocols. To further manage the risk of capitated managed care contracts, the Company, in certain instances, enters into agreements to pay providers a fixed per-member-per-month fee for eye care services rendered or a pro rata share of managed care capitated payments received (as determined by the number of eye care procedures performed relative to other providers). The Company targets these payments at a range of 65% to 80% of total payments received pursuant to the Company's capitated managed care contracts.

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

         Several unusual accounting items occurred in 1998 which specific costs related thereto were not expected to occur again in the future. These unusual items consisted of restructuring and other charges and business integration costs of $8.9 million related to the previously announced Restructuring Plan discussed above, merger costs of $0.7 million, start-up and software development costs of $0.9 million, an extraordinary charge of $1.9 million related to early extinguishment of debt and expenses for the Company's previously disclosed intercompany reconciliation and other items totaling $3.6 million. The $3.6 million consisted of $1.6 million of expenses related to the results of the Company's previously announced unreconciled item and $2.0 million of one time items related to revenue recognition of acquisition integration fees and receivable write-offs. As a result of the Company's reconciliation of intercompany accounts, change in accounting for start-up and software development costs and the change in accounting treatment for revenue recognition regarding acquisition integration fees in 1998, the Company restated its 1998 Form 10-Q's.

         The unreconciled items referenced above required extensive analysis of the financial statements from fiscal years 1996, 1997 and 1998 for many of the Company's acquired entities, resulting in a delay in filing the Company's 1998 Form 10-K. The identified items substantially resulted from the different accounting systems used for each entity during the prior periods.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total revenues, certain items in the Company's Consolidated Statements of Operations for the periods indicated. As a result of the 1998 Acquisitions, the 1999 divestitures, 2000 exit of the PPM business, exit from the Refractive and Ambulatory Surgery Center, and operational restructuring the Company does not believe that the historical percentage relationships for 1998, 1999 and 2000 reflect the Company's expected future operations.

                                                                                           1998          1999         2000
                                                                                         -------       -------       -------
Revenues:

  Managed care .....................................................................        48.3%         74.8%        100.0%
  Buying group .....................................................................        51.7          25.2            --
                                                                                         -------       -------       -------
       Total revenues ..............................................................       100.0         100.0         100.0
                                                                                         -------       -------       -------
Operating expenses:

  Medical claims ...................................................................        37.0          55.9          74.3
  Cost of buying group sales .......................................................        49.1          24.1            --
  General and administrative .......................................................        16.2          36.4          38.7
  Depreciation and amortization ....................................................         2.0           3.6           4.8
  Special Items:
       Restructuring and other charges (credits) ...................................         5.7          (1.9)          (.4)
       Start-up and software development costs .....................................         0.8           0.7            --
       Merger costs ................................................................         0.6            --            --
       Impairment charge ...........................................................          --            --           1.4
                                                                                         -------       -------       -------
        Total operating expenses ...................................................       111.4         118.8         118.8
                                                                                         -------       -------       -------
Loss from operations ...............................................................       (11.4)        (18.8)        (18.8)

Amortization of loan fees ..........................................................        (0.3)         (3.2)           --
Interest expense ...................................................................        (3.6)         (7.3)        (11.0)
Gain (loss)on sale of assets, net ..................................................          --           0.7          (3.1)
                                                                                         -------       -------       -------
Loss from  continuing  operations  before  income taxes and minority interest ......       (15.3)        (28.6)        (32.9)

Income Taxes .......................................................................          --            --            --
                                                                                         -------       -------       -------
Loss from continuing operations ....................................................       (15.3)        (28.6)        (32.9)

Discontinued operations:
  Income from discontinued operations ..............................................        10.0           5.7           1.1
  Income (loss) on disposal of discontinued operations .............................          --         (86.6)          1.0
                                                                                         -------       -------       -------
Income (loss) before extraordinary item ............................................        (5.3)       (109.5)        (30.8)
Extraordinary item-gain on sale of EyeCare One Corp. ...............................          --           5.0
Extraordinary item-early extinguishment of debt ....................................        (1.7)           --            --
Extraordinary item-costs associated with the previously planned OptiCare Health
Systems, Inc. merger ...............................................................                                    (2.7)
Extraordinary item-forgiveness of indebtedness .....................................                                     1.2
                                                                                         -------       -------       -------
Net income (loss) ..................................................................        (7.0)%      (104.5)%       (32.3)%
                                                                                         =======       =======       =======

Medical Claim Ratio ................................................................        76.7%         74.8%         74.3%

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES.

         Revenues decreased 30.4% from $75.9 million for the year ended December 31, 1999 to $52.8 million for the year ended December 31, 2000. This decrease was primarily due to the Company's sale of the buying group Division. Managed care revenues on a comparable basis decreased 6.9% from 1999 revenues due to the termination of a large, unprofitable contract in 1999.

MEDICAL CLAIMS.

         Medical claims expense decreased 7.6% from $42.4 million for the year ended December 31, 1999 to $39.2 million for the year ended December 31, 2000. The Company's medical claims ratio decreased from 74.8% for the year ended December 31, 1999 to 74.3% for the year ended December 31, 2000. Medical claims expense consists of payments by the Company to its providers for vision care wellness services and medical and surgical eye care services and facility services.

COST OF BUYING GROUP SALES.

         The cost of buying group sales consists of the costs of various optical products that are shipped directly to the providers of eye care services. The Company completed the sale of the buying group division during the second quarter of 1999.

GENERAL AND ADMINISTRATIVE.

         General and administrative expenses decreased 26% from $27.7 million for the year ended December 31, 1999 to $20.4 million for the year ended December 31, 2000. General and administrative expenses consist mainly of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters and its managed care service centers as well as professional fees, advertising, building and occupancy costs, operating lease expenses and other costs related to the maintenance of a headquarters operation. Although expenses declined in dollar term, expenses as a percentage of revenue increased from 36.4% for the year ended December 31, 1999 to 38.7% for the year ended December 31, 2000. The increased percentage is due to lower revenue of the continuing businesses coupled with significant costs associated with accounting, legal, and consulting professionals partially offset by reductions in operating headcount and related expenses. Management has been aggressively reducing staff and related overhead expenses in an effort to bring overall general and administrative expense in line with the current run rate of the continuing business, including the consolidation of the Managed Care and Corporate Operation.

DEPRECIATION AND AMORTIZATION.

         Depreciation and amortization expense decreased 7.6% from $2.8 million for the year ended December 31, 1999 to $2.6 million for the year ended December 31, 2000. As a percentage of revenues, depreciation and amortization expense increased from 3.6% for the year ended December 31, 1999 to 4.8% for the year ended December 31, 2000 due to the reduction of revenues resulting from the sale of the Company's buying group division.

INTEREST EXPENSE.

         Interest expense increased 4.9% from $5.5 million for the year ended December 31, 1999 to $5.8 million for the year ended December 31, 2000. In 1999, approximately $963,000 of interest expense was allocated to discontinued operations versus none in 2000. Although average borrowings were approximately $12.5 million lower in the year 2000 versus the same period in 1999, the average interest rate on the Company's borrowings rose significantly in 2000 due to a general increase in interest rates as well as higher spreads required by its lenders.

DISCONTINUED OPERATIONS.

         Discontinued operations represent the income from the Company's Retail Optical Chains, PPM and ASC/RSC businesses previously discussed. The Company's Retail Optical Chains were sold on August 31, 1999. The PPM divestiture was complete in September 2000. During the third quarter 2000, the decision to exit the business of owning and managing ASC/RSC's was made. Additionally, the Company has allocated a portion of its interest expense to discontinued operations in 1998 and 1999 based on the net assets attributed to the Retail Optical Chains operations.

EXTRAORDINARY ITEMS.

           The extraordinary item of approximately $1.4 million represents costs incurred by the Company in connection with the proposed merger with OptiCare Health Systems, Inc. The .6 million forgiveness of indebtedness was related to the settlement of outstanding litigation resulting in the reduction of debt obligations.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

 REVENUES.

         Revenues decreased 33.4% from $114.0 million for the year ended December 31, 1998 to $75.9 million for the year ended December 31, 1999. This decrease was primarily due to the Company's sale of the buying group division. Managed care revenues on a comparable basis increased 3.2% over 1998.

 MEDICAL CLAIMS.

          Medical claims expense increased .7% from $42.2 million for the year ended December 31, 1998 to $42.4 million for the year ended December 31, 1999. The Company's medical claims ratio decreased from 76.7% for the year ended December 31, 1998 to 74.8% for the year ended December 31, 1999. The decrease was caused by a higher percentage of vision care wellness contracts which typically have lower utilization rates than medical/surgical contracts and improved performance in 1999 on vision care wellness contracts at Block Vision. The Company terminated one of its managed care contracts effective December 31, 1999. Medical claims expense consists of payments by the Company to its providers for vision care wellness services, medical and surgical eye care services and facility services. These payments are based on fixed payments received (as determined by the number of eye care procedures performed relative to other providers) or negotiated fee-for-service schedules.

 COST OF BUYING GROUP SALES.

         The cost of buying group sales consists of the costs of various optical products that are shipped directly to the providers of eye care services. The Company completed the sale of the buying group division during the second quarter of 1999.

GENERAL AND ADMINISTRATIVE.

         General and administrative expenses increased 50.0% from $18.4 million for the year ended December 31, 1998 to $27.7 million for the year ended December 31, 1999. General and administrative expenses consist mainly of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters and its managed care service centers as well as professional fees, advertising, building and occupancy costs, operating lease expenses and other costs related to the maintenance of a headquarters operation. The $9.3 million increase in general and administrative expenses consisted primarily of severance costs of approximately $1.1 million, headcount costs (officer, department managers and contract labor) of approximately $2.1 million and professional fees (legal, accounting, and consulting) of approximately $4.5 million. More than $4.0 million of the total increase has been specifically identified as non-recurring due to known job eliminations, termination of a consulting contract, and the one-time nature of the costs associated with the intercompany accounts reconciliation effort.

DEPRECIATION AND AMORTIZATION.

         Depreciation and amortization expense increased 17.8% from $2.3 million for the year ended December 31, 1998 to $2.8 million for the year ended December 31, 1999. As a percentage of revenues, depreciation and amortization expense increased from 2.0% for the year ended December 31, 1998 to 3.6% for the year ended December 31, 1999 due to the reduction of revenues resulting from the sale of the Company's buying group division.

RESTRUCTURING AND OTHER CHARGES (CREDITS).

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

INTEREST EXPENSE.

         Interest expense increased 35.2% from $4.1 million for the year ended December 31, 1998 to $5.5 million for the year ended December 31, 1999. The increase was caused by higher borrowing costs and an increase in the average debt outstanding for year ended December 31, 1999 compared to the year ended December 31, 1998. During 1999, the Company repaid $30.8 million of the outstanding term debt on its credit facilities as a result of the sale of its Retail Optical Chains on August 31, 1999.

GAIN ON SALE OF ASSETS.

         In connection with the sale of assets, the Company realized a gain of $0.6 million.

DISCONTINUED OPERATIONS.

         Discontinued operations represent the income from the Company's Retail Optical Chains, PPM and ASC/RSC businesses previously discussed. The Company's Retail Optical Chains were sold on August 31, 1999. Additionally, the Company has allocated a portion of its interest expense to discontinued operations in 1998 and 1999 based on the net assets attributed to the Retail Optical Chains operations.

EXTRAORDINARY ITEM.

         The sale of EyeCare One on August 31, 1999 resulted in a gain of approximately $3.8 million that was recorded as an extraordinary item for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings, private debt and equity financing. Net cash used in operating activities for the year ended December 31, 2000 was $16.7 million as compared to net cash used in operating activities of $6.2 million for the year ended December 31, 1999. Historical sources of funding are not currently and are not expected to be available for the foreseeable future.

         The Company currently has insufficient liquidity and capital resources to meet its obligations to unsecured creditors and mandatory principal payments due to the Company's lenders. The Company may not be able to meet its obligations due in the future to its lenders.

         In addition, the Company may have to post additional cash reserves to meet reserve/solvency requirements. The Company cannot estimate the amount, if any, of such reserve requirements at this time.

         Net cash provided by investing activities for the year ended December 31, 2000 was $9.5 million and resulted primarily from the net proceeds realized from the sale of the ("PPM's"). Net cash provided by investing activities for the year ended December 31, 1999 was $31.5 million and resulted from the net proceeds realized from the sale of the Block Buying Group and Retail Optical Chains, net of payments for acquisitions, medical equipment, office furniture and capitalized acquisition costs.

         Net cash provided by financing activities for the year ended December 31, 2000 was $.2 million and was primarily attributable to modest increased net borrowings under the Company's credit facilities. Net cash used in financing activities for the year ended December 31, 1999 was $24.5 million resulting from the application of proceeds from the sale of the Buying Group and Retail Optical Chains to the reduction of the Company's outstanding debt.

         The Company believes the effects of inflation have not had a material adverse impact on its operations or financial condition to date. Substantial increases in prices in the future, however, could have a material adverse effect on the Company's results of operations.

         During the fourth quarter of 1999, the Company's liquidity was adversely impacted by the announced exit from the PPM business as collection of PPM management fee revenues during the negotiation process declined significantly. However, during the first quarter of 2000, the Company began completing the sale of the practice assets back to physicians or affiliates. The resulting proceeds provided additional resources to fund operations. As of September 30, 2000, the Company had divested itself of the PPM business and received proceeds of approximately $9.7 million in cash and 1,764,348 shares of the Company's Common Stock valued at approximately $3.9 million. Management has been aggressively reducing staff and overhead spending, carefully managing cash flow in an effort to further improve the Company's liquidity position and restore profitability.


ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its Amended and Restated Credit Agreement, which is used to maintain liquidity and fund the Company's business operations. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company did use derivative instruments to adjust the Company's interest rate risk profile in 2000.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-K, the annual report and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The terms "Vision Twenty-One," "Company," "we," "our" and "us" refer to Vision Twenty-One, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Form 10K, the annual report and the documents incorporated herein by reference, particularly "Management's Discussion and analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things:

         (i)      our financial prospects;

         (ii)     our exit from the PPM and ASC/RSC businesses;

         (iii) our financing plans including our ability to meet our obligations under our current credit facility and obtain satisfactory operating and working capital;

         (iv) trends affecting our financial condition or results of operations including our divestiture of business units;

         (v) our operating strategy including the shift in focus to the managed care business;

         (vi) the impact on us of current and future governmental regulations;

         (vii) our current and future managed care contracts and the impact such contracts have on gross profit;

         (viii)   our ability to maintain our relationships with providers;

         (ix) our ability to operate the managed care business efficiently, profitably and effectively;

         (x) our integration of systems and implementation of cost savings and reduction plans;

         (xi)     our expected savings from the restructuring programs;

         (xii) our current and expected future revenue and the impact of the consolidation of infrastructure and business divestitures may have on our future performance;

         (xiii)   our timely filing of Securities and Exchange Act Reports;

         (xiv) the purported class action complaints filed against the Company;

         (xv) our contemplated restructuring of certain outstanding indebtedness;

         (xvi) the issuance and expected issuance of a significant number of additional shares of common Stock and securities convertible into Common Stock; and

         (xvii) the need for shareholder approval of a sufficient increase in the number of authorization shares of Common Stock to enable the Company to complete the financial restructuring.

         You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

         (i) our inability to sell certain business units and any potential losses arising therefrom;

         (ii) our inability to obtain sufficient cash from our credit facility and business divestitures to fund our ongoing operations including severance obligations and contingent payment obligations;

         (iii) our loss of, changes in, or inability to keep, key personnel, management or directors;

         (iv) Any unexpected increases in or additional charges or losses related to the unwinding of the ASC/RSC centers.

         (v) the continuation of operating and net losses being experienced by the Company and increases in such losses;

         (vi) any material inability to acquire additional sufficient capital at a reasonable cost to fund our continued operations or to maintain compliance with our credit facility;

         (vii) the inability to maintain our managed care business or to increase and expand managed care initiatives;

         (viii) any adverse changes in our managed care business, including but not limited to, the inability to renew existing managed care contracts or obtain future contracts or maintain and expand our provider network;

         (ix)     our inability to negotiate managed care contracts with HMOs;

         (x) our inability to successfully and profitably operate our managed care business or for existing managed care contracts to positively impact gross profit;

         (xi) any adverse change in our medical claims to managed care revenue ratio;

         (xii) the inability to maintain or obtain required licensure in the states in which we operate; or any changes in state or federal governmental regulations which could materially affect our ability to operate.

         (xiii) consolidation of our competitors, poor operating results by our competitors, or adverse governmental or judicial rulings against our competitors;

         (xiv) our inability to realize any significant benefits, cost savings or reductions from our restructuring program;

         (xv)     unexpected cost increases;

         (xvi) our inability to successfully defend against the class action lawsuits, or any additional litigation that currently exists or may arise in the future;

         (xvii) our inability to timely file our required reports with the SEC or to maintain the listing of our Common Stock on NASDAQ;

         (xviii) our inability to restructure and settle any and all indebtedness, claims and disputes in a manner that permits continued operations of the Company;

         (xix) our inability to enter into acceptable settlement agreements with parties making claims against us or to fulfill our obligations pursuant to such settlement agreements;

         (xx) our inability to complete our restructuring efforts, including, but not limited to, obtaining any required consents or approvals of the shareholders;

         (xxi)    our stock price;

         (xxii)   in the event the Company becomes a debtor in Bankruptcy Court;
                  and

         (xxiii) other factors including those identified in our filings from time-to-time with the SEC.

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

(A) FINANCIAL STATEMENTS

         (1) Financial Statements. The Company's Financial Statements included in Item 8 hereof, as required, including the report of the Independent Auditors, are as follows:

         Report of Independent Auditors.....................................................................    21
         Consolidated Balance Sheets--December 31, 1999 and 2000............................................    22
         Consolidated Statements of Operations--Years Ended December 31, 1998, 1999 and 2000................    23
         Consolidated Statements of Stockholders' Equity (Deficit)--Years Ended December 31, 1998, 1999
           and 2000.........................................................................................    24
         Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1999 and 2000................    25
         Notes to Consolidated Financial Statements.........................................................    26

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Vision Twenty-One, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of Vision Twenty-One, Inc. and Subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vision Twenty-One, Inc. and Subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 17, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants in connection with its credit agreement, which were waived by the Company's lenders on March 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 17. The consolidated financial statements and financial statement schedule do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                /s/       ERNST & YOUNG LLP


Tampa, Florida
March 31, 2001

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                December 31,
                                                                                      -------------------------------
                                                                                         1999                 2000
                                                                                      ------------      -------------
                                                              ASSETS
Current assets:
  Cash and cash equivalents .....................................................     $  4,807,944      $   2,609,973
  Accounts receivable due from:
       Managed health benefits payors ...........................................          811,520            914,730
       ASC ......................................................................               --          3,700,000
       Other ....................................................................           24,553            241,968
     Prepaid expenses and other current assets ..................................          811,560            306,792
     Current assets of discontinued operations ..................................       22,747,603          1,741,693
                                                                                      ------------      -------------
               Total current assets .............................................       29,203,180          9,515,156
Fixed assets, net ...............................................................        3,781,265            701,253
Excess of purchase price over fair values of net assets acquired, net of accumulated amortization of approximately $3,322,000 and $4,959,000 at
December 31, 1999 and 2000, respectively ........................................       43,664,410         42,027,315
Other assets ....................................................................          182,380          1,175,547
Restricted cash .................................................................          500,000          1,718,844
Non current assets of discontinued operations ...................................        7,547,452            513,730
                                                                                      ------------      -------------
               Total assets .....................................................     $ 84,878,687      $  55,651,845
                                                                                      ============      =============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable ............................................................     $  5,183,894      $   3,707,711
    Medical claims payable ......................................................        4,870,837          4,461,219
    Accrued expenses ............................................................        1,713,860          2,088,658
    Accrued compensation ........................................................        1,504,995            881,785
    Accrued restructuring charge ................................................          663,305            324,282
    Accrued interest and loan fees ..............................................        2,086,957             98,078
    Amount due to ECCA ..........................................................        4,031,870          1,531,873
    Current portion of long-term debt ...........................................       58,021,668         64,737,500
    Current portion of obligations under capital leases .........................           11,654             57,131
    Current liabilities of discontinued operations ..............................        8,222,569            590,216
                                                                                      ------------      -------------
         Total current liabilities ..............................................       86,311,609         78,478,453
Obligations under capital leases, less current portion ..........................           17,438            104,332
Long-term debt, less current portion ............................................          112,500                 --
Long-term liabilities of discontinued operations ................................        1,187,232            641,780
                                                                                      ------------      -------------
         Total liabilities ......................................................       87,628,779         79,224,565


Stockholders' equity (deficit):
Preferred stock, $.001 par value; 10,000,000 shares authorized; no
  shares issued .................................................................               --                 --
Common Stock, $.001 par value; 50,000,000 shares authorized;
 15,616,854 (1999) and 13,860,176 (2000) shares issued and outstanding ..........           15,617             13,860
Additional paid-in capital ......................................................       92,981,946         89,030,522
Deferred compensation ...........................................................         (192,135)                --
Note receivable .................................................................         (172,984)          (172,984)
Accumulated deficit .............................................................      (95,382,536)      (112,444,118)
                                                                                      ------------      -------------
                  Total stockholders' equity (deficit) ..........................       (2,750,092)       (23,572,720)
                                                                                      ------------      -------------
                  Total liabilities and stockholders' equity (deficit)...........     $ 84,878,687      $  55,651,845
                                                                                      ============      =============

           See accompanying notes to consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Year Ended December 31,
                                                                           -------------------------------------------------
                                                                               1998               1999              2000
                                                                           -------------      ------------      ------------
Revenues:
  Managed care .......................................................     $  54,980,006      $ 56,743,696      $ 52,829,551
  Buying group .......................................................        58,959,195        19,150,982                --
                                                                           -------------      ------------      ------------
                                                                             113,939,201        75,894,678        52,829,551
Operating expenses:
  Medical claims .....................................................        42,159,210        42,444,111        39,226,043
  Cost of buying group sales .........................................        55,926,173        18,260,819                --
  General and administrative .........................................        18,433,625        27,651,610        20,437,546
  Depreciation and amortization ......................................         2,347,841         2,764,822         2,555,515
  Special Items:
       Restructuring and other charges (credits) .....................         6,462,595        (1,413,389)         (235,539)
       Start-up and software development costs .......................           932,494           511,768                --
       Merger costs ..................................................           717,835                --                --
       Impairment charge .............................................                --                --           744,987
                                                                           -------------      ------------      ------------
      Total operating expenses .......................................       126,979,773        90,219,741        62,728,552
                                                                           -------------      ------------      ------------
Loss from operations .................................................       (13,040,572)      (14,325,063)       (9,899,001)

Amortization of loan fees ............................................          (314,208)       (2,400,831)               --
Interest expense, net ................................................        (4,084,891)       (5,522,958)       (5,793,658)
Gain (loss) on disposal of fixed assets, net .........................                --           560,692        (1,673,838)
                                                                           -------------      ------------      ------------
Loss from continuing operations before income taxes
and minority interest ................................................       (17,439,671)      (21,688,160)      (17,366,497)

Income taxes .........................................................                --                --                --
                                                                           -------------      ------------      ------------
Loss from continuing operations ......................................       (17,439,671)      (21,688,160)      (17,366,497)

Discontinued operations:
  Income from discontinued operations, net of income tax benefit
  of $3,017,000 in 1998 ..............................................        11,370,386         4,327,222           555,389
  Income (loss) on disposal of discontinued operations, net of
income tax benefit of $1,096,931 in 1999 .............................                --       (65,722,430)          533,021
                                                                           -------------      ------------      ------------
Loss before extraordinary items ......................................        (6,069,285)      (83,083,368)      (16,278,087)

Extraordinary item-gain on sale of EyeCare One Corp. .................                --         3,770,823
Extraordinary item-loss on early extinguishment of debt ..............        (1,885,512)               --                --
Extraordinary item-costs associated with the previously planned
  OptiCare Health Systems, Inc. merger ...............................                --                --        (1,428,599)
Extraordinary item-forgiveness of indebtedness .......................                --                --           645,104
                                                                           -------------      ------------      ------------
Net loss .............................................................     $  (7,954,797)     $(79,312,545)     $(17,061,582)
                                                                           =============      ============      ============
Basic and diluted income (loss) per common share:
     Loss from continuing operations .................................     $       (1.21)     $      (1.41)     $      (1.24)
     Income from discontinued operations .............................              0.79              0.28              0.04
     Gain (loss) on disposal of discontinued operations ..............                --             (4.28)             0.03
                                                                           -------------      ------------      ------------
Income (loss) before extraordinary items .............................             (0.42)            (5.41)            (1.17)
     Extraordinary item-gain on sale of EyeCare One Corp. ............                --               .25                --
     Extraordinary item-loss on early extinguishment of debt .........             (0.13)               --                --
Extraordinary item-costs associated with the previously planned
  OptiCare Health Systems, Inc. merger ...............................                --                --              (.10)
Extraordinary item-forgiveness of indebtedness .......................     $          --      $         --      $       0.05
                                                                           -------------      ------------      ------------
Net income (loss) per common share ...................................     $       (0.55)     $      (5.16)     $      (1.22)


See accompanying notes to consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                                        Common
                                                              Common  Stock                     Additional              Stock
                                                   -----------------------------------            Paid-In                to be
                                                      Shares                Amount                Capital               Issued
                                                   -------------         -------------         -------------         -------------
Balance at December 31, 1997 ..............           13,529,892         $      13,530         $  76,416,476         $          --
  Issuance of shares of common
    stock for business combinations .......            1,666,351                 1,666            14,109,907                    --
  105,164 shares of common stock
    to be issued in 1999 as additional
    consideration for acquisitions
    consummated in 1997 and 1998 ..........                   --                    --                    --             1,053,664
  Sale and issuance of detachable
    stock purchase warrants ...............                   --                    --               128,109                    --
  Purchase of common stock ................             (168,270)                 (168)           (1,547,916)                   --
  Compensatory stock options
    accounted for under SFAS 123 ..........                   --                    --               202,479                    --
  Exercise of options .....................               39,052                    39               132,784                    --
  Amortization of deferred
    compensation ..........................                   --                    --                    --                    --
  Collection of note receivable ...........                   --                    --                    --                    --
  Net loss ................................                   --                    --                    --                    --
  Capital distribution ....................                   --                    --              (245,547)                   --
                                                   -------------         -------------         -------------         -------------
Balance at December 31, 1998 ..............           15,067,025         $      15,067         $  89,196,292         $   1,053,664
  Issuance of shares of common
    stock for business combinations .......              117,409                   117               617,297                    --

  Issuance of shares of common
    stock as additional consideration
    for acquisitions consummated in
    1997 and 1998 .........................              145,594                   146             1,238,657            (1,053,664)
  Sale of shares to directors .............              177,099                   177             1,062,671                    --
  Compensatory stock options
    accounted for under SFAS 123 ..........                   --                    --               443,956                    --
  Exercise of options .....................               71,204                    71               291,651                    --
  Issuance of shares for employee
    stock purchase plan ...................               38,523                    39               131,422                    --
  Amortization of deferred
    compensation ..........................                   --                    --                    --                    --
  Net loss ................................                   --                    --                    --                    --
                                                   -------------         -------------         -------------         -------------
Balance at December 31, 1999 ..............           15,616,854         $      15,617         $  92,981,946         $          --

Retirement of treasury stock
received as consideration on disposal
of discontinued operations.................           (1,764,348)               (1,765)           (3,842,889)                   --

Forfeiture of compensatory stock
options accounted for under SFAS
123 .......................................                   --                    --              (300,969)                   --

  Compensatory stock options
    accounted for under SFAS 123 ..........                   --                    --               178,901                    --
  Issuance of shares for employee
    stock purchase plan ...................                7,670                     8                13,533                    --
  Amortization of deferred
   compensation ...........................                   --                    --                    --                    --
  Net loss ................................                   --                    --                    --                    --
                                                   -------------         -------------         -------------         -------------
Balance at December 31, 2000 ..............           13,860,176         $      13,860         $  89,030,522         $          --
                                                   =============         =============         =============         =============
                                                                                                                        Total
                                                                                                                    Stockholders'
                                                    Deferred                 Note              Accumulated             Equity
                                                  Compensation            Receivable             Deficit              (Deficit)
                                                  -------------         -------------         -------------         -------------
Balance at December 31, 1997 ..............       $    (408,735)        $    (175,484)        $  (8,115,194)        $  67,730,593
  Issuance of shares of common
    stock for business combinations .......                  --                    --                    --            14,111,573
  105,164 shares of common stock
    to be issued in 1999 as additional
    consideration for acquisitions
    consummated in 1997 and 1998 ..........                  --                    --                    --             1,053,664
  Sale and issuance of detachable
    stock purchase warrants ...............                  --                    --                    --               128,109
  Purchase of common stock ................                  --                    --                    --            (1,548,084)
  Compensatory stock options
    accounted for under SFAS 123 ..........                  --                    --                    --               202,479
  Exercise of options .....................                  --                    --                    --               132,823
  Amortization of deferred
    compensation ..........................             108,300                    --                    --               108,300
  Collection of note receivable ...........                  --                 2,500                    --                 2,500
  Net loss ................................                  --                    --            (7,954,797)           (7,954,797)
  Capital distribution ....................                  --                    --                    --              (245,547)
                                                  -------------         -------------         -------------         -------------
Balance at December 31, 1998 ..............       $    (300,435)        $    (172,984)        $ (16,069,991)        $  73,721,613
  Issuance of shares of common
    stock for business combinations .......                  --                    --                    --               617,414
  Issuance of shares of common
    stock as additional consideration
    for acquisitions consummated in
    1997 and 1998 .........................                  --                    --                    --               185,139
  Sale of shares to directors .............                  --                    --                    --             1,062,848
  Compensatory stock options
    accounted for under SFAS 123 ..........                  --                    --                    --               443,956
  Exercise of options .....................                  --                    --                    --               291,722
  Issuance of shares for employee
    stock purchase plan ...................                  --                    --                    --               131,461
  Amortization of deferred
    compensation ..........................             108,300                    --                    --               108,300
  Net loss ................................                  --                    --           (79,312,545)          (79,312,545)
                                                  -------------         -------------         -------------         -------------
Balance at December 31, 1999 ..............       $    (192,135)        $    (172,984)        $ (95,382,536)        $  (2,750,092)

Retirement of treasury stock
received as consideration on disposal
of discontinued operations                                   --                    --                    --            (3,844,654)

Forfeiture of compensatory stock
options accounted for under SFAS
123 .......................................                  --                    --                    --              (300,969)

  Compensatory stock options
    accounted for under SFAS 123 ..........                  --                    --                    --               178,901
  Issuance of shares for employee
    stock purchase plan ...................                  --                    --                    --                13,541
  Amortization of deferred
   compensation ...........................             192,135                    --                    --               192,135
  Net loss ................................                  --                    --           (17,061,582)          (17,061,582)
                                                  -------------         -------------         -------------         -------------
Balance at December 31, 2000 ..............       $          --         $    (172,984)        $(112,444,118)        $ (23,572,720)
                                                  =============         =============         =============         =============


See accompanying notes to consolidated financial statements.

VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Year Ended December 31,
                                                                                           ----------------------------------------
                                                                                               1998         1999           2000
                                                                                           -----------   -----------   -----------
OPERATING ACTIVITIES
Net loss ................................................................................  $(7,954,797) $(79,312,545) $(17,061,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Net (income) loss from discontinued operations ..........................................  (11,370,386)   61,395,208    (1,088,410)
Extraordinary items .....................................................................    1,885,512    (3,770,823)      783,495
Depreciation and amortization ...........................................................    2,347,841     2,764,822     2,555,515
Amortization of loan fees ...............................................................      314,208     2,400,831            --
Other amortization ......................................................................      662,391            --            --
Non-cash compensation expense ...........................................................      310,779       552,256        70,067
(Gain) loss on disposal of fixed assets, net ............................................           --      (560,692)    1,673,838
Impairment charge .......................................................................           --            --       744,987
Changes in operating assets and liabilities, net of effects from business combinations:
  Accounts receivable, net ..............................................................      (34,493)    8,081,737      (320,625)
  Prepaid expenses and other current assets .............................................   (1,197,463)      500,901       504,768
  Other assets and restricted cash ......................................................      141,111       205,796    (2,212,011)
  Accounts payable ......................................................................      758,872       444,015    (1,476,183)
  Medical claims payable ................................................................    1,097,355        95,397      (409,618)
  Accrued expenses ......................................................................    1,542,524    (3,126,971)      374,798
  Accrued compensation ..................................................................      310,973       863,206      (623,210)
  Accrued restructuring charge ..........................................................    2,796,000    (2,132,695)     (339,023)
  Accrued interest and loan fees ........................................................      426,073     1,487,186        91,558
  Accrued acquisition costs .............................................................           --      (165,753)           --
  Amount due to ECCA ....................................................................           --     4,031,870            --
                                                                                           -----------   -----------   -----------
  Net cash used in operating activities .................................................   (7,963,500)   (6,246,254)  (16,731,636)

INVESTING ACTIVITIES
Payments for fixed assets, net ..........................................................   (2,140,830)   (1,431,612)     (170,024)
Payments for acquisitions, net of cash acquired .........................................  (41,491,787)     (614,469)           --
Payments for capitalized acquisition costs ..............................................   (3,445,854)      (67,878)           --
Net proceeds from sale of Block Buying Group ............................................           --     4,340,103            --
Net proceeds from sale of Retail Optical Chains .........................................           --    29,281,327            --
Net proceeds from sale of PPM ...........................................................           --            --     9,687,164
Other ...................................................................................     (709,882)           --            --
                                                                                           -----------   -----------   -----------
Net cash provided by (used in) investing activities .....................................  (47,788,353)   31,507,471     9,517,140

FINANCING ACTIVITIES
Proceeds from long-term debt ............................................................  124,684,112    15,717,085     3,204,776
Payments on long-term debt and capital lease obligations ................................  (67,279,676)  (40,817,761)   (3,015,743)
Payments for financing fees .............................................................   (2,771,822)     (851,729)           --
Payments to acquire treasury stock ......................................................   (1,548,084)           --            --
Proceeds from sale of stock to directors ................................................           --     1,062,848            --
Sale of detachable stock purchase warrants and exercise of options ......................      148,893       291,722            --
Proceeds from sale of stock issued under an employee stock purchase plan ................           --       131,461            --
Decrease in notes receivable, officers and shareholders .................................        2,500            --            --
                                                                                           -----------   -----------   -----------
Net cash provided by (used in) financing activities .....................................   53,235,923   (24,466,374)      189,033
                                                                                           -----------   -----------   -----------
DISCONTINUED OPERATIONS
  Operating activities ..................................................................     (660,367)    3,127,986     5,079,444
  Investing activities ..................................................................      879,102      (890,177)     (141,290)
  Financing activities ..................................................................       21,457       387,723      (110,662)
                                                                                           -----------   -----------   -----------
  Cash provided by (used in) discontinued operations ....................................      240,192     2,625,532     4,827,492
                                                                                           -----------   -----------   -----------
Increase (decrease) in cash and cash equivalents ........................................  $(2,275,738)  $ 3,420,375   $(2,197,971)
Cash and cash equivalents at beginning of year ..........................................    3,663,307     1,387,569     4,807,944
                                                                                           -----------   -----------   -----------
Cash and cash equivalents at end of year ................................................  $ 1,387,569   $ 4,807,944   $ 2,609,973
                                                                                           ===========   ===========   ===========
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest and loan fees  ...................................  $ 5,490,964   $ 5,910,773   $ 1,588,986
Accrued interest and loan fees converted to debt ........................................           --            --     6,385,000
                                                                                           ===========   ===========   ===========
Supplemental Schedule of Noncash Investing and Financing Activities .....................  $        --   $        --           $--
                                                                                           ===========   ===========   ===========
Assets purchased under capital leases ...................................................  $        --   $    21,140   $   161,670
                                                                                           ===========   ===========   ===========

           See accompanying notes to consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.       DESCRIPTION OF BUSINESS

         Vision Twenty-One, Inc. and Subsidiaries ("Vision Twenty-One" or the "Company") is a Florida corporation formed in May 1996 as a holding company. The Company's initial subsidiaries were Vision 21 Physician Practice Management Company (MSO) and Vision 21 Managed Eye Care of Tampa Bay, Inc. (MCO).

         Vision Twenty-One, Inc. ("Vision Twenty-One" or the Company") is a vision care company that is mainly focused on the provision of administrative services to managed care entities. The Company manages routine vision and medical/surgical eye care programs through contracts with managed care organizations and other third-party payors to provide eye care services through a network of associated optometrists and ophthalmologists. The Company's managed care contracts involve the receipt by the Company from health benefits payors of a fixed amount per-patient-per-month fee. The Company pays the health care providers and bears the risk that the cost and utilization of eye care services by patients may exceed the fixed capitation payments received. Vision Twenty-One also has contracts for the provision of certain administrative services related to its fee-for-service plans.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and all majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, Accounting for Derivative Instruments and Hedging Activities - An amendment of FASB Statement No. 133. These statements require all derivatives to be recorded on the balance sheet at fair market value and establishes new accounting rules for hedging instruments. These statements are effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative instruments and is not involved in hedging activities and therefore does not expect these statements to have an impact on its results of operations or financial position.

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

RECLASSIFICATION OF FINANCIAL STATEMENTS

         As a result of the Company's exit from the physician practice management business, its previously announced and completed sale of the retail optical chain segment of its operation, and announced exit from the ASC/RSC business in the third quarter of 2000, the Company has accounted and reported for these business segments as discontinued operations. Consequently, prior period financial statements have been restated to reflect discontinued operations treatment for the results of these business segments.

REVENUE RECOGNITION

Managed Care

         Managed care revenues are derived principally from monthly capitation payments from health benefits payors which contract with the Company for the delivery of eye care services. The Company records this revenue on the accrual basis at contractually agreed-upon rates.

         Most of the managed care contracts are for one-year terms that automatically renew and most of the contracts are terminable by either party on typically no more than ninety days notice.

Buying Group

         The buying group division provided benefits to local optometrists and ophthalmologists (the "providers") through the consolidation and management of purchases of optical goods. The Company aggregated provider purchase orders for optical goods and submitted, on Company purchase orders, the combined purchase orders to suppliers for direct shipment to the providers. From the supplier perspective, the Company was the purchaser and was responsible for supplier payments. The Company assumed the credit risks of its providers. The Company invoiced the providers for their purchases and recognized buying group division revenues upon shipment of merchandise by the suppliers.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash , cash equivalents, accounts payable and accrued expense, approximate their fair value because of the short-term nature of these items.

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

         Amortization expense with respect to goodwill was approximately $1,589,000, $1,600,000 and $1,637,000 for the years ended December 31, 1998,
1999 and 2000, respectively.

IMPAIRMENT OF ASSETS

         The Company utilizes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") to determine whether any impairment of value exists with respect to its fixed assets. In connection with its PPM business which the Company exited (see Note 3), the Company previously recognized the value of its long-term business management agreements ("Management Agreements") as identifiable intangible assets. The Company previously utilized SFAS 121 to determine whether any impairment of value existed with respect to its Management Agreements. The previously recognized value of such Management Agreements, net of accumulated amortization, was written off in the year ended December 31, 1999 as a component of the Company's loss on disposal of discontinued operations.

         In accordance with SFAS 121, the Company reviews the carrying value of its fixed assets at least quarterly on an entity-by-entity basis to determine if facts and circumstances exist which would suggest that the fixed assets may be impaired or that the useful life needs to be modified. Among the factors the Company considers in making the evaluation are changes in the specific companies' market position, reputation, profitability and geographical penetration. If indicators are present which may indicate impairments, the Company will prepare a projection of the undiscounted cash flows of the specific entity and determine if the fixed assets are recoverable based on these undiscounted cash flows. If impairment is indicated, then an adjustment will be made to reduce the carrying amount of the fixed assets to fair value. The Company recognized an impairment loss on its fixed assets during the year ended December 31, 2000 of approximately $745,000 for the Boca Raton, Florida location.

         The Company utilizes Accounting Principles Board Opinion No. 17, Intangible Assets ("APB 17") to determine whether any impairment exists with respect to its goodwill. In the event that facts and circumstances indicate that goodwill may be impaired, an evaluation of recoverability would be performed. If such an evaluation is performed, the estimated future undiscounted cash flows would be compared to the asset's carrying value to determine if a write-down is required. The Company did not recognize any impairment losses on goodwill during the years ended December 31, 1998, 1999 and 2000. In connection with the sale of the buying group division of BBG-COA, Inc. (see Note 4), the Company wrote off goodwill of approximately $3,675,000, which is net of accumulated amortization of $174,000. Such amount was written off as a component of the gain recognized on the sale of the buying group division.

CONCENTRATIONS OF CREDIT RISK

         The Company has accounts receivable from its managed care clients. The Company does not believe that there are any substantial credit risks associated with those receivables. The Company does not require any form of collateral from its managed care clients.

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

INCOME TAXES

         Income taxes have been provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

3.       DISCONTINUED OPERATIONS

         Effective August 31, 1999, the Company completed the sale of Vision World, EyeCare One Corp., and The Eye DRx (the "Retail Optical Chains") to Eye Care Centers of America, Inc. ("ECCA"). ECCA is based in San Antonio, Texas and operates a national chain of full-service retail optical stores. In connection with this transaction, the Company received approximately $37,300,000 in cash. Of the proceeds the Company received at closing, approximately $30,800,000 was applied as a permanent pay down of its term debt credit facility, approximately $2,800,000 was paid down under its ongoing $7,500,000 revolving credit facility, approximately $2,400,000 was used for costs and other obligations related to the transaction and approximately $1,250,000 was utilized to fund an escrow arrangement between the parties relative to terms under the agreement. Based on post-closing adjustments, the final sales price was approximately $31,800,000, and the Company had recorded a liability of approximately $4,032,000 to ECCA, net of escrow, with respect to such post-closing adjustments in 1999. In addition, Vision Twenty-One had indemnified one of its former managed optometry practices for certain partnership obligations. A charge of $200,000 was recorded to loss on disposal of discontinued operations in 1999, with respect to this litigation. In January 2001, litigation regarding this matter was settled for approximately $50,000 and the Company was released from such indemnification obligations. A net loss of approximately $3,250,000 was incurred on the transaction during the year ended December 31, 1999.

         On October 25, 1999, the Company announced its intent to exit the business of managing optometry and ophthalmology practices. The details of the plan were finalized in December 1999. This represented a crucial step in the Company's strategy of focusing its corporate resources on expanding its managed care business. The exit of the physician practice management ("PPM") business, completed in September 2000, was accomplished through the sale of the practice assets back to the physicians or affiliates, the termination of management agreements and the restructuring of certain refractive surgery center facility access agreements. The terms of each managed practice divestiture were subject to the prior approval of the banks under the Company's credit facilities as well as the Company's Board of Directors. Accordingly, in 1999, the Company recorded a loss of $58,700,000, which was net of an income tax benefit of $1,097,000. As of September 30, 2000, the Company had sold the assets of all of the practices and received consideration of approximately $9,700,000, in the form of cash, and 1,764,348 shares of the Company's common stock valued at approximately $3,845,000. In addition, the Company reduced their liability to ECCA by $2,500,000 in connection with the settlement of various disputes between the parties, including the transition of certain Optometry practices to ECCA for the sale of certain practices to ECCA. The aggregate consideration was approximately $16,045,000.

         The Company received approximately $1,100,000 of consideration in excess of the amount previously estimated as of December 31, 1999. Also, the Company recognized approximately $600,000 of management fees from certain of the disposed practices during the year ended December 31, 2000.

         During the third quarter of 2000, the Company announced its intent to exit the business of owning and managing Refractive and Ambulatory Surgery Centers. A loss of approximately $354,000 was realized on transactions with an effective date of December 31, 2000. The anticipated loss, as of December 31, 2000, for the remaining entities is $847,000. Since the actual proceeds could differ from estimated proceeds, the actual loss on exiting the ASC/RSC business could differ from the estimated loss recognized by the Company.

The operating results of these discontinued operations are summarized as follows:

                                                                                                       Nine months ended
                                                                           Year Ended December 31,       September 30,
                                                                        ------------------------------------------------
                                                                           1998               1999             2000
                                                                        ------------      -------------     -----------
Revenues .........................................................      $109,477,863      $ 131,462,184     $11,188,636
Operating expenses ...............................................       101,124,477        127,134,962      10,633,247
                                                                        ------------      -------------     -----------
Income from discontinued operations before income  tax benefit ...         8,353,386          4,327,222         555,389
Income tax benefit ...............................................         3,017,000                 --              --
                                                                        ------------      -------------     -----------
Income from discontinued operations ..............................        11,370,386          4,327,222         555,389
Income (loss) on disposal ........................................                --        (66,819,361)        533,021
Income tax benefit ...............................................                --          1,096,931              --
                                                                        ------------      -------------     -----------
Income (loss) on disposal including operating loss from October 1,        11,370,386        (65,722,430)        533,021
2000 to December 31, 2000 of approximately $116,000
                                                                        ------------      -------------     -----------
Total income (loss) on discontinued operations ...................      $ 11,370,386      $ (61,395,208)    $ 1,088,410
                                                                        ============      =============     ===========

         The net loss on disposal for the year ended December 31, 1999 included the loss on the sale of Vision World and The Eye DRx of approximately $7,021,000, the estimated loss on exiting the PPM business of approximately $59,798,000 and the income tax benefit of $1,097,000. The estimated loss on exiting the PPM business of approximately $59,798,000 included the write-off of the net assets of the PPM business of approximately $74,780,000, net of estimated proceeds of approximately $14,982,000. Estimated proceeds included approximately 1,800,000 shares of the Company's Common Stock to be received as consideration.

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

         The operating expenses of the discontinued operations for the year ended December 31, 1998, 1999 and 2000 include an allocation of interest expense and amortization expense of intangible assets of approximately $3,743,000, $4,034,000 and $145,000, respectively. Additionally, in connection with the permanent pay down of its term debt credit facility, approximately $700,000 of capitalized loan costs were expensed and included in operating expenses of the discontinued operations for 1999. The interest expense allocated to discontinued operations was based on the net assets attributed to the operations of the Retail Optical Chains in accordance with the guidance in EITF 87-24, Allocation of Interest to Discontinued Operations.

         The assets and liabilities of the discontinued operations primarily include cash, patient accounts receivable, fixed assets, accounts payable and accrued liabilities.

4.       BUSINESS COMBINATION

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

5.       FIXED ASSETS

         Fixed assets consist of the following:

                                                                                         December 31,
                                                                               -------------------------------
Description                                                                       1999                 2000
                                                                               -----------          ----------
Equipment and office furniture .......................................         $ 5,641,248          $3,447,695
Leased equipment .....................................................              42,035             203,705
Leasehold improvements ...............................................             134,329             124,361
                                                                               -----------          ----------

                                                                                 5,817,612           3,775,761
Less accumulated depreciation, amortization and impairment charge ....          (2,036,347)         (3,074,508)
                                                                               -----------          ----------
                                                      Total ..........         $ 3,781,265          $  701,253
                                                                               ===========          ==========

Depreciation and amortization of fixed assets totaled approximately $758,000, $1,142,000 and $918,000 in 1998, 1999 and 2000, respectively. Amortization expense related to capital leases is included in depreciation and amortization in the consolidated statements of operations.

6.       LONG-TERM DEBT


                                                                                                     December 31,
                                                                                          ----------------------------------
                                                                                             1999                  2000
                                                                                          ------------          ------------
Revolving line of credit (limited to $3,000,000 at December 31, 2000) due October
2003, Libor principal (6.79938% at December 31, 2000) ...........................         $  7,134,415          $  2,990,000
Term loans, $45,800,000 due October 2002, Libor principal (6.79938% at
December 31, 2000) ..............................................................           41,622,572            45,800,000
Bridge facility (limited to $9,000,000) due March 2002, Prime principal (7.5% at
December 31, 2000) ..............................................................            7,972,400             9,000,000

Convertible Senior Secured Notes, $ 6,385,000 due October 2003, Fixed rate ......                   --             6,385,000
principal (7.0% at December 31, 2000)

Notes payable due through 2001, fixed rate (8.50% at December 31, 2000) .........            1,404,781               562,500
                                                                                          ------------          ------------
                                                                                          $ 58,134,168          $ 64,737,500
Less current portion ............................................................          (58,021,668)          (64,737,500)
                                                                                          ------------          ------------
                                                                                          $    112,500          $         --
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

         On September 8, 2000 and September 29, 2000, the parties to the Amended and Restated Credit Agreement executed waiver letters (the "September Waivers"). The September Waivers extended (i) the waivers provided by the Seventh Amendment and the December, February, March, April, May, June and July Waivers and (ii) extended the bridge facility due date until September 29, 2000 and October 13, 2000, respectively.

         On October 13, 2000 and October 27, 2000, the parties to the Amended and Restated Credit Agreement executed waiver letters ( the "October Waivers"). The October Waivers extended (i) the waivers provided by the Seventh Amendment and the December, February, March, April, May, June, July and August Waivers and
(ii) extended the bridge facility due date until October 27, 2000 and November 10, 2000, respectively.

         On November 10, 2000 the Company further amended and restated the Amended and Restated Credit Agreement (the "Current Credit Agreement") dated July 1, 1998, as previously amended. The $64,185,000 credit facility under the current Credit agreement provides for a $3. million revolving loan, $45.8 million term loan and $6.385 million convertible note with maturity dates of October 31, 2003 and a $9.0 million bridge loan which matures October 31, 2002. Quarterly principal repayments under the term loan of $0.5 million begin on March 31, 2001. The bridge loan was reduced to $5.277 million in the first quarter of 2001 and is required to be further reduced by $1.0 million by June 30, 2001, and $0.5 million by each of September 30, 2001 and December 31,
2001, with a balloon payment due at maturity. Mandatory principal payments are required from 100% of the proceeds of any asset sale. In addition, mandatory prepayments are required from 75% of Annual Excess Funds. Annual Excess Funds are defined as EBITDA, as determined by expenditures, capital lease payments, required term loan principal payments, and permanent revolver paydowns. For 2001 only, EBITDA shall exclude income arising as a result of excess prior period restructuring/transition accruals. Mandatory loan prepayments will be applied first to the permanent reduction of the Bridge Loan Commitment and second to the Term Facility. Any Term Facility prepayments will be applied to the reduction of the remaining scheduled amortization payments in inverse order of maturity. Other terms and conditions were substantially the same as the Amended and Restated Credit Agreement. At December 31, 2000, the full amount available under the Current Credit Agreement was outstanding.

         On March 31, 2001, the Company entered into a first Amendment to the Current Credit Agreement (the "First Amendment"). The First Amendment (i) reduced the amount due under the bridge facility on March 31, 2001, (ii) revised certain covenants and financial ratios, (iii) extended the date by which the Company is required to obtain the approval of its shareholders, (the "Shareholders Approval") of an increase in the authorized shares of the Company's capital stock from February 28, 2001 until May 31, 2001 and (iv) waived the Company's non-compliance with certain financial reporting obligations through May 31, 2001, and the requirement to obtain Shareholder Approval through May 31, 2001. On March 31, 2001, the Company also entered into a First Amendment to the Convertible Note Agreement, Warrant Agreement, and Warrants providing for the extension of the date by which the Company is required to obtain the Shareholder approval.

         Long-term debt outstanding under the current Credit Agreement has been classified as short term in the Consolidated balance sheet at December 31, 2000, since the waiver received by the Company does not extend to at least January 1, 2002.

         As of December 31, 2000, the aggregate principal maturities of long-term debt, after giving effect to the aforementioned covenant violations, are as follows:

                2001...........................................   $  64,737,500
                                                                  =============

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

         On February 10, 2000 the Company entered into an Agreement and Plan of Merger and Reorganization ("Merger Agreement") with OptiCare Health Systems, Inc. and OC Acquisition Corp. The merger was to combine the companies' refractive surgery, ambulatory surgery and managed care businesses. Under the terms of the Merger Agreement, the Company's Common Stock was to be converted into OptiCare Common Stock. This merger transaction was not completed. As a result of the terminated merger agreement approximately $1,400,000 of professional fees were expensed and shown as an extraordinary item for the year ended December 31, 2000.

7.       CAPITAL LEASE OBLIGATIONS

         The Company leases equipment under non-cancelable capital leases (with an initial or remaining term in excess of one year). Future minimum lease commitments are as follows:

          The Company leases equipment under non-cancelable capital leases (with an initial or remaining term in excess of one year). Future minimum lease commitments are as follows:

                Year ending December 31:
                       2001................................................       62,152
                       2002................................................       64,273
                       2003................................................       54,970
                       2004................................................           --
                                                                              ----------
                    Total minimum lease payments...........................   $  181,395
                    Less amount representing interest......................       19,932
                                                                              ----------
         Present value of minimum lease payments (including
                                                                              ----------
            current portion of $57,131)....................................   $  161,463
                                                                              ==========

8.       COMMITMENTS AND CONTINGENCIES

COMMITMENTS

         The Company leases its facilities and certain office equipment under non-cancelable operating lease arrangements that expire at various dates, most with options for renewal. As of December 31, 2000, future minimum lease payments under non-cancelable operating leases with original terms of more than one year are as follows:

         2001 .................................................................. $ 3,022,762
         2002 ..................................................................   1,664,739
         2003 ..................................................................     936,075
         2004 ..................................................................     606,648
         2005 ..................................................................     548,374
         Thereafter ............................................................     160,981

                                                                                 -----------
            Total minimum lease payments........................................ $ 6,939,579
                                                                                 ===========

         Included in total minimum lease payments is approximately $1,980,000 of equipment lease obligations which are expected to be substantially offset by subleases in connection with the Company's exit from the PPM business.

         Rent expense in 1998, 1999, and 2000 was approximately $720,000, $1,278,000 and 1,366,000 respectively.

ASSIGNED FACILITY LEASES

         There are approximately forty facility leases which were assigned to ECCA in connection with its purchase of the Retail Optical Chains where the Company was not released from its liability under such leases (see Note 3). As assignee, ECCA is responsible for the payment of rents to the various landlords, and management is not aware of the existence of any payment or other defaults under such leases which might give rise to a claim against the Company. At December 31, 2000, ECCA was current with all assigned facility leases. The Company also assigned the facility leases to the practices in connection with the divestiture of the PPM business, but was not released from its liability under all of such leases.

LITIGATION

         The Company, one of its former executive officers, who was also a director, and two former officers are named as defendants in several purported class action lawsuits filed in the United States District Court for the middle District of Florida, Tampa Division. The complaints allege, principally, that the Company and other defendants issued materially false and misleading statements related to the Company's integration of its acquisitions, in violation of Sections 10(b) and 20(a) if the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs seek to certify their complaints as class actions on behalf of all purchasers of the Company's Common Stock in the period between December 5, 1997 and November 5, 1998, and seek an award of an unspecified amount of monetary damages to all of the members of the purported class. The purported class action lawsuits were as follows: (i) Tad McBride against Vision Twenty-One, Inc., Theodore N. Gillette, Richard T. Welch, and Michael P. Block (filed on January 22, 1999); (ii) Robert Rosen v, Vision Twenty-One, Inc., Theodore N. Gillette and Richard T. Welch (filed on January 27, 1999); (iii) Charles Murray against Vision Twenty-One, Inc., Theodore N. Gillette, Richard T, Welch and Michael P. Block (filed on January 29,1999); and
(iv) Sam Cipriano, on behalf of himself and all others similarly situated v. Vision Twenty-One, Inc., Theodore N. Gillette, Richard T. Welch and Michael P. Block (filed on February 22, 1999).

         On April 20, 1999, pursuant to a motion and order, these complaints were consolidated into one case captioned: Tad McBride, Plaintiff, v. Vision Twenty-One, Inc., Theodore N. Gillette, Richard T. Welch and Michael P. Block (Case No. 99I38-CIV-T-25F), and one plaintiff's group was appointed lead plaintiff by judicial order on May 6, 1999. This uncertified consolidated class action seeks to hold the Company and one of its former officers who was also a director as well as two former officers liable for alleged federal securities law violations based upon alleged misstatements and omissions in analyst reports, trade journal articles, press releases and filings with the Securities and Exchange Commission.

         Pursuant to judicial orders, the lead plaintiffs filed an amended consolidated complaint on August 14, 1999. On October 11, 1999, the lead plaintiffs and Michael P. Block executed a stipulation dismissing without prejudice the action against Mr. Block. The Defendants filed a motion to dismiss the amended consolidated complaint on October 15, 1999. The lead plaintiffs served answering papers on December 3, 1999. The Defendant's motion to dismiss was granted in part on August 18, 2000. A Motion for Class Certification was filed on January 26, 2001. The parties are now engaged in class certification discovery to enable the Defendants to respond to the Plaintiffs' Motion for Class Certification. The Company believes that it has substantial defenses to this matter and intends to assert them vigorously.

         On or about November 1, 1999, The Source Buying Group, Inc. commenced an action in the United States District Court for the eastern District of Pennsylvania against Block Vision. The action was transferred to the U.S. District Court for the Southern District of Florida and there after stayed pending arbitration. The action alleges a breach by Block Vision of a promissory note and is seeking approximately $562,500 representing the accelerated principal balance of the note which the plaintiff alleges is due, together with interest and costs. In the alternative, the plaintiff is seeking approximately $20,800 of interest allegedly due. Block Vision has asserted defenses to the claim and has filed counterclaims. The Company believes that it has substantial defenses to this matter and intends to assert them vigorously.

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

         Caremark Litigation. On or about November 15, 1999, Caremark RX, Inc. commenced an action in the United States District Court Middle District, against the Company. The action alleged a breach by the Company of a promissory note and a leased property agreement and sought approximately $950,000 in damages. The Company had asserted defenses to the claim and filed a counter-claim for damages against Caremark Rx, Inc. for breach of contract and unfair trade practices. On September 21, 2000 the parties entered into a settlement agreement, including mutual releases, resolving all pending claims in which the Company paid Caremark-RX, Inc., the sum of $120,000. The lawsuit was thereafter dismissed with prejudice. As a result of the reduced settlement paid to Caremark RX, Inc., the Company recognized an extraordinary gain on forgiveness of indebtedness in the amount of $645,104 during the year ended December 31, 2000.

         Other Litigation. The Company is party to several lawsuits alleging medical malpractice by physicians which were previously associated with the Company through certain of its discontinued operations. The Company has determined that its malpractice insurance carrier will defend the Company under these lawsuits; however, the Company is unable to determine whether its exposure if any would exceed its malpractice insurance coverage.

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

9.       INCOME TAXES

         The Company did not have a current or deferred tax provision or benefit for the years ended December 31, 1998, 1999 or 2000.

         At December 31, 1999 and 2000, the Company had temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts measured by income tax reporting purposes. The Company also has net operating loss (NOL) carryforwards available to offset future taxable income. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                       Deferred Tax
                                                                                     Asset (Liability)
                                                                           ----------------------------------
                                                                                       December 31,
                                                                                       ------------
Temporary Differences/Carryforwards                                             1999                  2000
                                                                           ------------          ------------
Net operating losses .............................................         $  9,901,000          $ 32,487,000
Restructuring charge .............................................              250,000               122,000
Accrued expenses .................................................            2,344,000               465,000
Difference in book:  tax depreciation ............................            2,268,000                    --
Merger costs .....................................................            1,636,000               202,000
Difference in book:  tax amortization ............................           10,256,000                    --
Deferred loan costs ..............................................              782,000                    --
Other ............................................................              360,000               453,000
Valuation allowance ..............................................          (27,144,000)          (32,826,000)
                                                                           ------------          ------------
          Total deferred tax assets ..............................              653,000               903,000
                                                                           ------------          ------------
Identifiable intangible assets not deductible for tax purposes ...              136,000               130,000
Difference in book:  tax depreciation ............................                   --               283,000
Accrual to cash conversions ......................................              126,000                 4,000
Difference in book:  tax amortization ............................                   --               449,000
Deferred sales proceeds ..........................................              319,000                37,000
Other deferred tax liabilities ...................................               72,000                    --
                                                                           ------------          ------------
          Total deferred tax liabilities .........................              653,000               903,000
                                                                           ------------          ------------
Net deferred taxes ...............................................         $         --          $         --
                                                                           ============          ============

         Management believes, considering all available information, including the Company's history of earnings from continuing operations (after adjustments for nonrecurring items, restructuring charges, permanent differences and other appropriate adjustments) and after considering appropriate tax planning strategies, that a valuation allowance of $32,826,000 is necessary to offset the deferred tax assets at December 31, 2000. The increase in the valuation allowance for 2000 is $5,682,000.

         Income taxes on continuing operations are different from the amount computed by applying the United States statutory rate to loss before income taxes for the following reasons:


                                                                              Year Ended December 31,
                                                                ----------------------------------------------------
                                                                    1998                1999                 2000
                                                                -----------          -----------          -----------
Income tax expense (benefit) at the statutory rate ....         $(5,847,000)         $(7,246,000)         $(5,905,000)
Permanent differences .................................             260,000            1,399,000              672,000
Effect of purchase price allocation ...................                  --                   --                   --
S corporation (income) loss ...........................                  --                   --                   --
State taxes, net of federal benefit ...................            (596,000)            (624,000)            (559,000)
Other .................................................             (97,000)                  --               (4,000)
Change in valuation allowance .........................           6,280,000            6,471,000            5,796,000
                                                                -----------          -----------          -----------
Income taxes ..........................................                  --                   --                   --
                                                                ===========          ===========          ===========

         The Company has net operating loss carryforwards of approximately $86,300,000 at December 31, 2000 that expire in various amounts from 2009 to 2020.

10.      STOCKHOLDERS' EQUITY (DEFICIT)

PRIVATE PLACEMENT

         On June 11, 1999 the Company entered into Subscription Agreements with an entity controlled by one of the Company's former directors and with the Company's former Chief Medical Officer, who is also a former director, for the purchase of the Company's Common Stock. The aggregate proceeds received by the Company of approximately $1,100,000 was used for working capital purposes.

STOCK OPTION PLANS

         In July 1996, the Board of Directors adopted, and the stockholders of the Company approved, two stock option plans: the Stock Incentive Plan (the "Incentive Plan") and the Affiliated Professionals Stock Plan (the "Professionals Plan" and together with the Incentive Plan, the "Plans"). The purpose of the Plans was to provide directors, officers, key employees, advisors and professionals employed by the Managed Professional Associations with additional incentives increasing their proprietary interest in the Company or tying a portion of their compensation to increases in the price of the Company's Common Stock. The aggregate number of shares of Common Stock reserved for issuance related to the Incentive Plan and the Professionals Plan was 3,000,000. Compensation expense under SFAS No. 123 for the options issued to non-employees was approximately $202,000, $444,000 and $70,000 for the years ended December 31, 1998, 1999, and 2000, respectively. The options vest over three to four-year periods.

         Pro forma information regarding net income is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999, risk-free interest rate 5.70%; a dividend yield of zero; volatility factors of the expected market price of the Company's Common Stock based on industry trends of .640; and a weighted-average expected life of the options of 3 to 4 years. In addition, for pro forma purposes, the estimated fair value of the options is amortized to expense over the options' vesting period. Based on these assumptions, the pro forma net loss and basic and diluted net loss per common share for the year ended December 31, 1999, would be approximately ($80,897,000) and ($5.26). The proforma net loss and basic and diluted net loss per common share for the year ended December 31, 2000 was not materially different than actual net loss and basic and diluted net loss per common share.

         A summary of the Company's stock option activity and related information is as follows:

                                                                             Year Ended December 31,
                                              -------------------------------------------------------------------------------------

                                                        1998                          1999                         2000
                                              --------------------------    ----------------------------  --------------------------
                                                               Weighted                        Weighted                    Weighted
                                                                Average                        Average                     Average
                                                                Exercise                       Exercise                    Exercise
                                                Options         Price        Options            Price      Options          Price
                                             ----------        ---------    ----------        ---------   ----------       ---------
Outstanding--beginning of the year ...          940,799        $    6.90     1,153,835        $   7.12     2,290,164        $   5.27
  Granted ............................          313,865             8.46     1,476,472            3.91       250,000            1.13
  Exercised ..........................          (39,052)            3.44       (70,703)           4.10            --
  Forfeited ..........................          (61,777)           10.85      (269,440)           6.52    (1,437,917)           5.51
                                             ----------        ---------    ----------        --------    ----------        --------
Outstanding--end of year .............        1,153,835        $    7.12     2,290,164        $   5.27     1,102,247        $   3.95
                                             ==========        =========     ==========       ========    ==========        ========
Exercisable at end of year ...........          399,723        $    6.16     1,012,035        $   5.96       742,659        $   3.86
                                             ==========        =========    ==========        ========    ==========        ========
Weighted-average fair value of options
  Granted during the year ............                         $    5.30                      $   1.71                      $   0.49
                                                               =========                      ========                      ========

         Significant option groups outstanding at December 31, 2000 and related price and life information are as follows:

                                                                           Weighted
                                                                            Average
                                                 Weighted Average          Remaining                     Weighted Average
Range of Exercise Prices          Outstanding     Exercise Price        Contractual Life  Exercisable     Exercise Price
------------------------          -----------     --------------        ----------------  -----------    ----------------

$1.13-$4.16 .................       822,915       $        2.83               8.5          571,660       $        2.50
$4.38-$5.00 .................       144,500                4.86              8.85           46,167                4.88
$7.11-$9.25 .................        64,333                8.94              7.06           91,833                9.03
$9.50-$13.20 ................        70,499               10.59              7.46           32,999                11.5
                                  ---------       -------------                            -------       -------------
                                  1,102,247       $        3.95                            742,659       $        3.86
                                  =========       =============                            =======       =============

STOCK COMPENSATION

         In May 1996, the Company granted 144,705 shares of Common Stock to a consultant as compensation for prior service (the "Grant"). In October 1996, the Company entered into advisory and services agreements (the "Agreements") with the consultant and the Company's Chief Medical Officer whereby they would be entitled to 233,760 shares of Common Stock as compensation over the term of the Agreements. The Company recorded the issuance of the Common Stock at its fair value on the dates of the Agreements and Grant. The expense was recognized in 1996 for the Grant and over the related terms for the Agreements. For the years ended December 31, 1998, 1999 and 2000, the Company amortized approximately $108,000, $108,000 and $192,000, respectively.

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

A summary of warrants outstanding at December 31, 2000 is as follows:

                                                                                                        Exercise
Number of                                                                                                 Price
Warrants              Grant Date                            Expiration Date                             Per Share
--------              ----------                            ---------------                             ---------
  200,000             December 1996                         December 2003                                 $6.00*
  333,333             February 1997                         December 2003                                 $6.00*
  210,000             August 1997                           August 2002                                  $10.00*
   35,000             October 1997                          October 2002                              $13.25-$13.63*
   50,000             November 1997                         November 2002                                $11.50*
  100,722             November-December 1997                November-December 2002                    $8.25-$12.38*
   45,753             January 1998                          January 2003                                 $8.75-$9.19*
8,208,000             November 2000                         October 2010                                   $.18

* An adjustment to the exercised price will likely be required as a result of the company's issuance of the Convertible Note and Warrant to the lenders in connection with the closing of the Amended and Restated Credit Agreement on November 10 2000. Such adjustments will be completed once the Shareholders have approved an increase in the authorized number of shares of the Company's Common Stock.

EMPLOYEE STOCK PURCHASE PLAN

         In 1998, the Company adopted the Vision Twenty-One, Inc. Employee Stock Purchase Plan ("ESPP"), under which 200,000 shares of the Company's Common Stock are available for purchase by employees. The ESPP was approved by the Company's shareholders at the 1999 Annual Shareholder Meeting. Eligible employees may elect to withhold up to 10 percent of their salary to purchase shares of the Company's Common Stock at a price equal to the lesser of: (a) 85 percent of the closing market price on the first day of each fiscal quarter; or (b) 85 percent of the closing market price on the purchase date. As of December 31, 2000, 46,193 shares were issued under the ESPP.

STATUTORY REQUIREMENTS

         Dividends paid by Vision Insurance Plans of America, Inc. ("VIPA") a, wholly owned subsidiary of the Company, is restricted by regulations of the Officer of the Commissioner of Insurance ("OCI"). The payment of cash dividends is limited to available shareholders' equity derived from realized net profits. Based upon the regulatory formula, no amount was available for dividends in 2000 without regulatory approval.

         VIPA is subject to regulation by the OCI, which requires, among other matters, the maintenance of a minimum shareholders' equity. At December 31, 2000, approximately $100,000 of available letters of credit were outstanding to satisfy VIPA's minimum shareholders' equity requirements.

11.      LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share for loss from continuing operations:

                                                                             Year Ended December 31,
                                                              ----------------------------------------------------
                                                                   1998               1999                2000
                                                              ------------        ------------        ------------
Numerator for basic and diluted loss per share -
  Loss available to common  stockholders ..............       $(17,439,671)       $(21,688,160)       $(17,366,497)
Denominator for basic and diluted loss per share -
  Weighted-average shares .............................         14,385,359          15,377,673          13,970,275
                                                              ------------        ------------        ------------
Basic and diluted loss per share ......................       $      (1.21)       $      (1.41)       $      (1.24)
                                                              ============        ============        ============

         There were no dilutive securities included in the computations of loss per share in any of the years ended December 31, 1998, 1999 and 2000 because the Company incurred a loss from continuing operations in all such years. Options and warrants to purchase approximately 10,285,000 shares of Common Stock were outstanding at December 31, 2000, but were not included in the computation of diluted loss per share because the effect would have been anti-dilutive.

12.      EMPLOYEE BENEFIT PLAN

         The Company sponsors the Vision-Twenty One Retirement Savings Plan, a defined contribution plan established under Section 401(k) of the U.S. Internal Revenue Code (the "Plan"). Employees are eligible to contribute voluntarily to the Plan after one-year of continued service and attaining age 21. At its discretion, the Company may contribute 25% of the first 6% of the employee's contribution. Employees are always vested in their contributed balance and vest ratably in the Company's contribution over five years. For the years ended December 31, 1998 and 1999, the expenses related to the Plan were approximately $53,000 and $109,000, respectively. During 2000 the Company elected to eliminate its contribution to the Plan.

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

         The accrued restructuring charge of $2,796,000 at December 31, 1998 was reduced during 1999 as follows: severance costs of approximately $720,000 were paid and charged to the accrual; severance costs of approximately $531,000 were reversed out of the accrual as a result of employee resignations and a change in estimate; and lease termination costs of $882,000 were reversed out of the accrual as a result of the sale of the Retail Optical Chains. The accrued restructuring charge of approximately $663,000 at December 31, 1999 was reduced during 2000 as follows: severance costs of approximately $103,000 were paid and charged to the accrual and approximately $236,000 of severance costs were reversed out of the accrual as a result of employee settlements.

         The aforementioned reversals of the accrued restructuring charge resulted in a credit to restructuring and other charges (credits) of approximately $1,413,000 and $236,000 in the Company's consolidated statement of operations for the year ended December 31, 1999 and 2000, respectively.

         A summary of restructuring and other charges (credits) as described above as follows:

                                                                               1998              1999               2000
                                                                           -----------        -----------        ---------
Restructuring charge (credit) ......................................       $ 2,796,000        $(1,413,389)       $(235,539)
Write-off of certain receivables pertaining to markets to be
   exited under the Restructuring Plan .............................         1,910,402                 --               --
Write-off of identified intangibles for practice affiliations
   to be abandoned .................................................           662,391                 --               --
Professional fees incurred prior to December 31, 1998 in
   connection with the development of the Restructuring Plan .......           521,000                 --               --
Other charges or write-offs associated with the
Restructuring Plan .................................................           572,802                 --               --
                                                                           -----------        -----------        ---------
                                                                           $ 6,462,595        $(1,413,389)       $(235,539)
                                                                           ===========        ===========        =========

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

14.      SEGMENT REPORTING

         The Company identifies reportable segments based on management responsibility for the strategic business units that offer different products and services. The segments are managed separately based on the fundamental differences in their operations. The Company's operations have been classified into two segments: managed care and buying group. The managed care segment includes the operations consisting primarily of Block Vision, MEC, ESAN and VIPA. The buying group segment includes the operations of the buying group division which was sold effective April 30, 1999. The corporate category includes general and administrative expenses associated with the operations of the Company's corporate and regional offices and expenses not allocated to reportable segments, including the Company's restructuring and other charges (credits).

         The accounting policies of the reportable segments are the same as those described in Note 2. The Company evaluates the performance of its operating segments based on income before income taxes, depreciation and amortization, accounting changes, unusual items and interest expense. Summarized financial information concerning the Company's reportable segments for 1998, 1999 and 2000 is as follows:


                                                                  Year Ended December 31,
                                                                  -----------------------
                                                        1998                  1999                    2000
                                                  -------------           ------------           ------------
Revenues:

  Managed care .........................          $  54,980,006           $ 56,743,696           $ 52,829,551
  Buying group .........................             58,959,195             19,150,982                     --
                                                  -------------           ------------           ------------
         Total segments ................            113,939,201             75,894,678             52,829,551
  Corporate ............................                     --                     --                     --
                                                  -------------           ------------           ------------
         Total revenues ................          $ 113,939,201           $ 75,894,678           $ 52,829,551
                                                  =============           ============           ============
Segment profit:

  Managed care (a) .....................          $   2,442,143           $  4,783,626           $  4,234,349
  Buying group (b) .....................              3,033,022                890,163                     --
                                                  -------------           ------------           ------------
Total segments .........................              5,475,165              5,673,789              4,234,349
  Corporate ............................             (8,054,972)           (18,135,656)           (11,068,387)
                                                  -------------           ------------           ------------
         Total (loss) ..................          $  (2,579,807)          $(12,461,867)          $ (6,834,038)
                                                  =============           ============           ============

(a) Managed care segment profit includes general and administrative expenses related to the buying group division which the Company is unable to separately identify from the general and administrative expenses of Block Vision.

(b) Buying group profit represents the gross profit from the sale of optical products.


                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                 1998                  1999                    2000
                                                           -------------           ------------           ------------
Revenues:

Depreciation and amortization:

  Managed care ...................................          $  338,063          $   396,372           $   468,229
  Buying group ...................................                  --               24,000                    --
                                                            ----------          -----------           -----------
         Total segments ..........................             338,063              420,372               468,229
  Corporate ......................................           2,009,778            2,344,450             2,087,286
                                                            ----------          -----------           -----------
         Total depreciation and amortization .....          $2,347,841          $ 2,764,822           $ 2,555,515
                                                            ==========          ===========           ===========
Interest expense, net:

  Managed care ...................................          $    4,445          $   (64,122)          $  (177,487)
  Buying group ...................................                  --                   --                    --
                                                            ----------          -----------           -----------
         Total segments ..........................               4,445              (64,122)             (177,487)
  Corporate ......................................           4,080,446            5,587,080             5,971,145
                                                            ----------          -----------           -----------
         Total interest expense ..................          $4,084,891          $ 5,522,958           $ 5,793,658
                                                            ==========          ===========           ===========



                                                                             Year Ended December 31,
                                                            -----------------------------------------------------------
                                                                 1998                   1999                   2000
                                                            -------------           ------------           ------------
Restructuring and other charges (credits):

  Managed care ...................................          $          --           $         --           $         --
  Buying group ...................................                     --                     --                     --
                                                            -------------           ------------           ------------
         Total segments ..........................                     --                     --                     --
  Corporate ......................................              6,462,595             (1,413,389)              (235,539)
                                                            -------------           ------------           ------------
         Total restructuring and other charges ...          $   6,462,595           $ (1,413,389)          $   (235,539)
                                                            =============           ============           ============
Merger costs:

  Managed care ...................................          $          --           $         --           $         --
  Buying group ...................................                     --                     --                     --
                                                            -------------           ------------           ------------
         Total segments ..........................                     --                     --                     --
  Corporate ......................................                717,835                     --                     --
                                                            -------------           ------------           ------------
         Total merger costs ......................          $     717,835           $         --           $         --

Impairment:

  Managed Care ...................................                     --                     --           $    744,987
  Buying Group ...................................                     --                     --                     --
                                                            -------------           ------------           ------------
                Total segments ...................                     --                     --           $    744,987
  Corporate ......................................                     --                     --                     --
                                                            -------------           ------------           ------------
                Total merger costs ...............                                                         $    744,987
                                                            =============           ============           ============
Extraordinary item:

  Managed care ...................................                     --                     --                     --
  Buying group ...................................                     --                     --                     --
                                                            -------------           ------------           ------------
         Total segments ..........................                     --                     --                     --
  Corporate ......................................             (1,885,512)             3,770,823               (783,495)
                                                            -------------           ------------           ------------
         Total extraordinary item ................          $  (1,885,512)          $  3,770,823           $   (783,495)
                                                            =============           ============           ============



                                                                                              December 31,
                                                                                              ------------
                                                                                        1999                     2000
                                                                                    -----------             -----------
Total assets:

  Managed care ........................................                             $ 6,099,135             $ 6,315,209
  Buying group ........................................                                      --                      --
                                                                                    -----------             -----------
         Total segments ...............................                               6,099,135               6,315,209
                                                                                    -----------             -----------
  Corporate ...........................................                              48,484,495              47,081,213
                                                                                    -----------             -----------
         Total assets of continuing operations ........                             $54,583,630             $53,396,422
                                                                                    ===========             ===========

15.  OTHER RELATED PARTY TRANSACTIONS

         In 1996, the Company entered into a five-year services consulting agreement with BSM Consulting to assist the Company with its operational and management development. Bruce Maller, the Company's Chairman of the Board is an employee and sole owner of the consulting company. For the years ended December 31, 1998, 1999 and 2000, the Company paid to the consulting company approximately, $720,000, $420,000 and $279,000 respectively. Included in accounts payable at December 31, 1999 and 2000 was approximately $305,000 and $276,000 respectively owed to the consulting company.

         Effective November 23, 1999, Vision Twenty-One terminated its prior services agreement and entered into a new agreement. The new agreement contracted with Mr. Maller through the consulting company to be Chairman of the Board and to assume overall control of the operations of the Company. The fees payable under the new agreement are up to $6,250 per week, plus expenses. The use of any other services other than Mr. Maller's time would be billed at customary rates less a 20% discount. Additionally, Mr. Maller was awarded an additional 100,000 stock options valued at approximately $49,000 in February 2000 that vest pro rata over the four quarters of 2000 and become immediately vested upon the consummation of a merger transaction.

         Vision Twenty-One and Nightingale & Associates, LLC ("Nightingale") are parties to a consulting services agreement dated November 24, 1999 (the "Nightingale Agreement") pursuant to which Nightingale provides certain consulting services which have included, but not been limited to, the services of Howard Hoffmann as Interim Chief Financial Officer reporting directly to the Board of Directors. Mr. Hoffmann, a principal of Nightingale, is a director of Vision Twenty-One. The Nightingale Agreement may be terminated by either party at any time. Under the Nightingale Agreement, Nightingale is paid based upon hourly rates for individuals performing services for the company and out of pocket expenses. Mr. Hoffmann's hourly rate is $325.00. Vision Twenty-One is also obligated to pay Nightingale a performance fee under certain circumstances, including but not limited to the consummation of a merger transaction. Under the Nightingale agreement, Nightingale received options to purchase 150,000 shares of Vision Twenty-One Common Stock at an exercise price of $1.13 per share, 50,000 of which are fully vested and 100,000 of which vest pro rata over the four quarters of 2000 and become immediately vested upon the consummation of a merger transaction. Payments to Nightingale under the Nightingale agreement through December 31, 2000 were approximately $1.0 million. This agreement was terminated as of December 2000. A small retainer was maintained for continuing projects assigned by management.

Effective August 25, 2000, as part of its exit from the physician practice management business, the Company sold the assets related to certain optometric practices to TNG Management, Inc. (TNG), an entity owned by the Company's former chairman and chief executive officer. The consideration for the transaction was $412,117 , payable by TNG pursuant to a two year promissory note bearing interest at the rate of 8% per annum. TNG also assumed certain obligations of the Company arising prior to the closing.

16.   SUBSEQUENT EVENTS

ASC/RSC SALE - The Company sold substantially all of its assets and liabilities of five refractive and ambulatory surgery centers to American SurgiSite Management Services Organization, Inc. and R.E.S.C., LLC ("ASC") for cash consideration of $3,700,000. The transaction closed in the first quarter of 2001 with an effective date of December 31, 2000. The cash consideration was then used to pay down the Bridge facility.

CREDIT COVENANT WAIVER - On March 31, 2001, the parties to the current Credit Agreement executed a First Amendment to the current credit Agreement to waive covenant violations (see Note 6).

BOCA RATON CLOSING - The Block Vision relocation to Baltimore, Maryland was completed by February, 2001. The staff remaining in Boca Raton, Florida were moved to a smaller location by April 1, 2001. The previous facility and unneeded office furniture was leased or sold to the new tenant.

17.  ABILITY TO CONTINUE AS A GOING CONCERN

         The Company incurred operating losses in each of the years ended December 31, 1998, 1999 and 2000. At December 31, 2000, the Company had negative working capital and a deficit in stockholders' equity. Additionally, in 2000 and the first quarter of 2001, the Company violated a number of covenants in its Current Credit Agreement with its Banks and has been dependent upon the cooperation, approvals and availability of waivers from the Banks.

         The Company has undertaken a number of initiatives to address these matters. As more fully described in Note 6, the Company has received waivers on the covenant violations under the Current Credit Agreement.

         Following up on the prior Restructuring Plan, (see note 13), the discontinuance of the Company's operations related to its Retail Optical Chains and PPM and ASC/RSC businesses and the Company's prior plans to seek a potential buyer for all or part of the remaining businesses, management undertook a number of initiatives to reduce its corporate general and administrative expenses in 2000. The success of these initiatives is expected to result in less general and administrative expenses in 2001 as compared to prior years. However, there can be no assurances that this strategy will be achieved.

         The Company will need to use a combination or a small portion of cash and preferred stock to settle claims and antecedent debts in order for the efforts to be successful and permit the Company to continue operations. The Company does not believe that other sources of capital are available to fund its operations in the event it is unsuccessful in dealing with its creditors. While there can be no assurances, the Company is hopeful that it can return to profitability and positive cash flow. However, in the event the Company's efforts are not successful, the Company may need to seek protection under the Federal Bankruptcy Code.

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

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

VISION TWENTY-ONE DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth (i) the names, ages and positions of the directors and executive officers of Vision Twenty-One. Each director will hold office until the annual meeting of shareholders following the expiration of his term, or until his successor has been elected or qualified. Vision Twenty-One executive officers are appointed by and serve at the discretion and pleasure of the Board of Directors, subject to the terms of any applicable employment agreements.

NAME                                      AGE                                  POSITION
------------------------------------    ---------   ---------------------------------------------------------------
Mark B. Gordon, O.D.                       53       Chief Executive Officer and Director
Andrew  Alcorn                             45       President and Director
Ellen J. Gordon                            54       Chief Operating Officer and Secretary
Richard W. Jones                           57       Chief Financial Officer and Treasurer
Howard H. Levin,  O.D.                     54       Vice President and Clinical Director
Howard S. Hoffmann                         45       Chairman of the Board of Directors (1) (2)
Bruce S. Maller                            47       Director (1) (2)

(1)      Member of Compensation Committee
(2)      Member of Audit Committee

         MARK B. GORDON, O.D., CHIEF EXECUTIVE OFFICER AND DIRECTOR. Dr. Gordon has served as Chief Executive Officer and Director of Vision Twenty-One since September 2000. Dr. Gordon is a founder of MEC Health Care, Inc., a wholly-owned subsidiary of Vision Twenty-One, and has served as President, Chief Executive Officer and a director of such subsidiary since September, 1993. Dr Gordon is also an officer and/or director of the company's other direct or indirect wholly-owned subsidiaries. Dr. Gordon is related to Ms. Ellen Gordon by marriage. Dr. Gordon is a practicing Optometrist and serves as President and part owner of Barenburg Eye Associates since 1983. In 1998, Dr. Gordon began a venture known as Emergency Fuel LLC of which he serves as the Chairman of the Board.

         ANDREW ALCORN, PRESIDENT AND DIRECTOR. Mr. Alcorn has served as President and a Director of Vision Twenty-One since September, 2000. Previously Mr. Alcorn served as Senior Vice President of Vision Twenty-One since August 1999 and has provided oversight of the Company's managed care business unit since November 1999. Mr. Alcorn has also served in various executive positions at Block Vision, Inc., a wholly-owned subsidiary of Vision Twenty-One, since 1993 and currently serves as Block Vision's President and a director. Mr. Alcorn also serves as an officer and/or director of several of the company's other direct or indirect wholly-owned subsidiaries.

         ELLEN J. GORDON, CHIEF OPERATING OFFICER AND SECRETARY. Ms. Gordon has served as Chief Operating Officer and Secretary of Vision Twenty-One since September, 2000. Ms. Gordon has also served as Chief Operating Officer of MEC Health Care, Inc. since September, 1989 and also serves as Secretary or Assistant Secretary of several of the Company's other direct or indirect wholly-owned subsidiaries. Ms. Gordon is related to Dr. Gordon by marriage.

         RICHARD W. JONES, CHIEF FINANCIAL OFFICER. Mr. Jones has served as Chief Financial Officer and Treasurer of Vision Twenty-One since September, 2000. Mr. Jones has also served as Chief Executive Officer of Emergency Fuel, LLC since September, 1998 and was Chief Operating and Chief Financial Officer of LaserSight, Inc.'s Managed Care Operations from 1992 to 1998.

         HOWARD H. LEVIN, O.D., VICE PRESIDENT AND CLINICAL DIRECTOR. Dr. Levin has served as Vice President and Clinical Director of Vision Twenty-One since September, 2000. Dr Levin has served as Vice President and Clinical Director of MEC since September, 1993. Dr Levin has also served as Vice President and part owner of Barenburg Optometric Services, Inc. since 1983.

         HOWARD S. HOFFMANN, CHAIRMAN OF THE BOARD OF DIRECTORS. Mr. Hoffmann has served as a Director of Vision Twenty-One since September, 2000, and as Chairman of the Board of Directors since February, 2001. Mr. Hoffmann previously served as Interim chief Financial Officer of the company from November, 1999 to September, 2000. He is currently a principal of Nightingale & Associates, LLC, a management consulting firm which specializes in turnaround situations. Mr. Hoffmann has over twenty years of financial, operational and general management experience in a wide range of industries including computer hardware and software, consumer products, financial services, health care, distribution and transportation. Mr. Hoffmann joined Nightingale & Associates in 1990 after serving as Interim Chief financial Officer of two privately held businesses. He began his career with Irving Trust Company as a commercial lending officer and later served as Vice President Corporate Lending at Bank of America. Mr. Hoffmann is presently serving as a director of Illinois Superconductor Corporation, a publicly traded telecommunications equipment supplier.

         BRUCE S. MALLER, DIRECTOR. Mr. Maller has served as a Director of Vision Twenty-One since November 1996 and as Chairman of the Board of Directors from November 1999 to February 2001. Mr. Maller also served as Treasurer of Vision Twenty-One from November, 1999 to September, 2000 and has been a vision care consultant to Vision Twenty-One since 1995. He is the founder of, and has been the President of, the BSM Consulting Group of Incline Village, Nevada since 1978. BSM provides consulting services in the field of ophthalmology to individual physicians and corporate clients such as Allergan, Inc. and Vision Twenty-One. Mr. Maller has served as a Director of Gimbel Vision International, Inc., a public company since 1996. Mr. Maller is a frequent lecturer for various medical societies, including the American Academy of Ophthalmology and the American Society of Cataract and Refractive Surgery.

         Pursuant to the terms of Vision Twenty-One's Articles of Incorporation and Bylaws, the Board of Directors has the power to set the number of directors. The number of directors is presently set at eight members. The directors are divided into three classes. Each director in a particular class is elected to serve a three-year term or until his or her successor is duly elected and qualified. The classes are staggered so that their terms expire in successive years resulting in the election of only one class of directors each year. There are four vacancies on the Board of Directors, one vacancy in Class I left by the resignation of Richard Welch in September, 1999, one vacancy in class II left by the resignation of Peter Fontaine in September, 2000 and two vacancies in Class III by the resignations of Theodore Gillette and Richard Lindstrom in September, 2000.

         The following table sets forth the classes and directors in each class of the Company's Board of Directors:


                                       SERVED AS
CLASS                                  DIRECTOR SINCE                  TERM EXPIRES(1)
-----                                  --------------                  ---------------
Class I
   Mark B. Gordon, O.D. (2)            September 2000                           2001
   Andrew Alcorn (3)                   September 2000                           2001

Class II (4)
   Howard S. Hoffmann(5)               September 2000                           2002

Class III
   Bruce S. Maller                     November 1996                            2003

(1) The terms expire at the annual meeting for the year indicated or upon the earlier of a director's death, resignation or removal from office. The expiration period set forth for Class III assumes the re-election of Mr. Maller at the annual meeting for 1999. The Company's annual meetings for the years ended December 31, 1999 and 2000 are expected to be held in the second quarter of 2001.
(2) Appointed to Board in September, 2000 to fill the vacancy left by the resignation of Martin Stein in February, 2000.
(3) Appointed to the Board in September, 2000 to fill the vacancy left by the resignation of Jeffrey Katz in August, 2000.

(4) The individual appointed to the Board in September, 2000 to fill the vacancy left by the resignation of Peter Fontaine in September, 2000, resigned shortly after appointment. The Board is in the process of identifying a successor to fill such individual's position.
(5) Appointed to the Board in September, 2000 to fill the vacancy left by the resignation of Richard Sanchez in July 1999.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has established two committees, the Audit and Compensation Committees. Vision Twenty-One's two outside directors, Howard Hoffmann and Bruce Maller, serve on Vision Twenty-One's Audit and Compensation committees. The Board of Directors does not have a Nominating committee. The entire Board of Directors functions as a Nominating Committee, and the Board will consider written recommendations from shareholders for nominations to the Board of Directors in accordance with the procedures set forth in the By-Laws of Vision Twenty-One. There are no arrangements or understandings between any director or nominee and any other person concerning service or nomination as a director, except as set forth in Dr. Gordon's and Mr. Alcorn's employment agreements. (See the description under "Employment Agreements" below). The Board of Directors held 8 formal meetings during 2000.

         The Audit Committee currently consists of Bruce Maller and Howard Hoffmann. Messrs. Maller and Hoffmann currently do not meet the requirements to serve as independent directors due to payments in excess of $60,000 made by the Company in 2000 to, in the case of Mr. Maller, BSM Consulting Group and to, in the case of Mr. Hoffmann, Nightingale & Associates, LLC. See "Certain Relationships and Related Transactions". The Audit Committee recommends the appointment of the independent public accountants of Vision Twenty-One, discusses and reviews the scope and fees of the prospective annual audit and reviews the results thereof with the independent public accountants, reviews previous quarterly financial statements with the independent auditors, reviews and approves non-audit services of the independent public accountants, reviews compliance with existing major accounting and financial policies of Vision Twenty-One, reviews the adequacy of the financial organization of Vision Twenty-One, reviews management's procedures and policies relative to the adequacy of Vision Twenty-One's internal accounting controls and compliance with federal and state laws relating to accounting practices, and reviews and approves (with the concurrence of the majority of the disinterested directors of Vision Twenty-One) transactions, if any, with affiliated parties. The Audit Committee held no formal meetings in 2000. The Company's Board of Directors has not adopted an audit committee charter in accordance with new regulatory requirements.

         The Compensation Committee currently consists of Vision Twenty-One's outside directors, Messrs. Maller and Hoffmann. The Compensation Committee's principal function is to make recommendations to the Board of Directors with respect to the compensation and benefits to be paid to key executive officers, and perform other duties prescribed by the Board with respect to employee stock plans and benefit programs. The Compensation Committee held no formal meetings in 2000.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

         The Company's Articles of Incorporation (the "Articles") provide that a Director will not be personally liable to the Company or its shareholders for monetary damages for breach of fiduciary duty as a director, except: (i) for any breach of duty of loyalty; (ii) for acts or omissions not in good faith or which involve intentional misconduct or knowing violations of laws; (iii) for liability under the Florida Business Corporation Act (relating to certain unlawful dividends, stock repurchases or stock redemptions); or (iv) for any transaction from which the director derived any improper personal benefit. The Company's Bylaws provide that the Company will indemnify each director and such of the Company's officers, employees and agents as the Board of Directors shall determine from time to time to the fullest extent provided by the Florida Business Corporation Act.

         The Company has entered into indemnification agreements (the "Indemnification Agreements") with all of its directors and certain of its officers. Similar Indemnification Agreements may from time to time be entered into with additional officers of the Company or certain other employees or agents of the Company. The Company is empowered under its Articles to purchase and maintain insurance or furnish similar protection on behalf of any person who is required or permitted to indemnify and the Company has acquired such insurance in connection with such individuals that the Company believes is warranted.

DIRECTOR'S COMPENSATION

         Directors are reimbursed for expenses in connection with attendance at Board and Committee meetings. Directors who are not officers of the Company or affiliates of major shareholders are paid $1,000 per meeting plus expenses. During 2000, the Company did not provide any cash compensation to its directors for their service on the Board of Directors. In addition, non-employee directors may be awarded options under the Company's 1996 Stock Incentive Plan or 2000 Stock Incentive Plan. See "Certain Relationships and Related Transactions" for additional information on Mr. Maller and certain former directors and members of management. On September 25, 2000 the Board of Directors approved the 2000 Stock Incentive Plan, subject to the shareholders' approval of an increase in the number of authorized shares of the Company's Common Stock. See "Compensation Plans - 2000 Stock Incentive Plan" for a description of the terms of such plan.

         As part of the Company's plan of restructuring, the Board of Directors and the Company's lenders authorized the Company's grant of options and issuance of restrictive shares of Common Stock to its executive officers and outside directors aggregating twenty percent (20%) of the equity of the Company on a fully diluted basis, subject to shareholder approval of an increase in authorized shares. Such person will be eligible for additional grants of stock options and/or other securities at a future date in the event of such approval, but the amounts and terms thereof are not determinable until the Compensation Committee considers such future grants.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of Vision Twenty-One's Compensation Committee during the year ended December 31, 1999 and through September 25, 2000, were former directors Theodore N. Gillette, Peter Fontaine and Martin Stein (Mr. Stein through February, 2000). Mr. Stein was appointed to the Compensation Committee during 1999 to replace the position vacated by the resignation of a former Director. Mr. Gillette served as the Company's Chief Executive Officer during 1999 and through July 2000. Neither Mr. Stein nor Mr. Fontaine were at any time officers of Vision Twenty-One. Since September 25, 2000, the members of the Compensation Committee have been the Company's outside directors, Messrs. Maller and Hoffmann. During a portion of 2000, Mr. Hoffmann through Nightingale & Associates, LLC, served as the Company's interim Chief Financial Officer. See "Certain Relationships and Related Transactions."

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and holders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, all of such reports were timely filed for 2000.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following table is a summary of the compensation paid or accrued by Vision Twenty-One for the last three fiscal years for services rendered in all capacities to Vision Twenty-One by the Chief Executive Officer and each of the persons who qualified as a "named executive officer" (as defined in Item 402(a)(3) of Regulation S-K under the Securities Exchange Act of 1934) during fiscal year 2000 ("Named Executive Officers").


                                                               Annual               Long-Term
                                                            Compensation        Compensation Awards
                                                                                    Securities
                                                                                    Underlying/         All Other
Name and Principal Position                              Year        Salary           Options         Compensation
---------------------------                              ----        -----      -------------------   ------------

Current Officers
Mark B. Gordon                                           2000       320,000               --              8,892(1)
               Chief Executive Officer
Andrew Alcorn                                            1998       220,000           10,000              8,600
               President                                 1999       220,000           50,000              8,676
                                                         2000       324,000                               6,609(1)

Ellen Gordon                                             2000       211,000            7,515(1)
               Chief Operating Officer
Richard Jones                                            2000       105,000            3,949(1)
               Chief Financial Officer
Howard Levin, O.D.                                       2000       190,000            2,964(1)
               Vice President and Clinical Director


Former Officers

Theodore N. Gillette                                     1998      $220,000              --              15,062
               Chief Executive Officer                   1999       220,000              --              21,525
                                                         2000       152,307              --              11,955(2)


Robert P. Collins
               Chief Operating Officer and
               Executive Vice President                  1999       187,932         150,000              52,141
                                                         2000       143,212              --               5,698(1)

Richard L. Sanchez
               Executive Vice President                  1998       180,000              --              15,169
                                                         1999       180,000              --              17,157
                                                         2000            --              --              21,920(3)
Richard T. Welch
               Chief Financial Officer                   1998       180,000              --              10,891
                                                         1999       180,000              --              11,541
                                                         2000            --           5,519(1)
------------------------------------------------------------------------------------------------------------------

(1)      Amount represents an automobile allowance.
(2) Amount represents an automobile allowance of $7,104 and premiums paid by Vision Twenty-One for a life insurance policy of $4,851.
(3) Amount represents an automobile allowance of $3,735 and premiums paid by Vision Twenty-One for a life insurance policy of $18,185.

EMPLOYMENT AGREEMENTS

         In September, 2000, the Company entered into employment agreements with Dr. Gordon, Mr. Alcorn, Ms. Gordon and Dr. Levin, which amended and restated each of their previous employment agreements with the Company, and the Company entered into an employment agreement with Mr. Jones, each effective as of July 31, 2000 (collectively the "Executive Employment Agreements"), providing annual base compensation, and positions as follows:


                                                                                         Initial Annual Base
Name                                     Title                                              Compensation
----                                     -----                                           --------------------
Mark B. Gordon, O.D.                     Chief Executive Officer                              $275,000
Andrew Alcorn                            President                                             275,000
Ellen J. Gordon                          Chief Operating Officer                               175,000
Richard W. Jones                         Chief Financial Officer                               175,000
Howard H. Levin, O.D.                    Vice President and Clinical Director                  155,000

         The terms of the Executive Employment Agreements are five years and five months ending December 31, 2005, and are renewable thereafter by mutual agreement of the parties provided, if the Company fails to offer the executive the opportunity to renew the employment agreement on terms as favorable as in effect prior to the expiration, the Company shall be obligated to make twelve monthly payments to the executive in an amount equal to one twelfth (1/12) of the executive's base compensation. Under the Executive Employment Agreements the executives have agreed to devote their best efforts and substantially all of their business time and services to the business and affairs of Vision Twenty-One, except that Ms. Gordon and Dr. Levin may devote up to 8% of their working time to the business of Barenburg Optometric Service, Inc. and Mr. Jones may devote up to 8% of his working time to the business of Emergency Fuel, LLC.

         The Executive Employment Agreements provide that each executive is eligible for annual incentive bonuses of (i) from 20% to 50% of their annual base salaries, to the extent that Vision Twenty-One achieves certain performance measures based upon EBITDA targets and (ii) 10% of their annual base salaries if the Company is in compliance with its credit facility and other financial covenants. In addition, Dr. Gordon, Mr. Alcorn, Ms. Gordon and Mr. Jones are each entitled to a consolidation bonus of $75,000, and Dr. Levin is entitled to a consolidation bonus of $50,000. One-half of each consolidation bonus was earned and paid in the 4th quarter of 2000 upon the completion of certain transition events related to accounting and payroll. The other half will be earned upon completion of certain transition events relating to managed care operations and payable upon termination of the bridge loan component of the Company's credit facility. In the event the Company is sold as a result of its inability to obtain a refinancing arrangement of the existing indebtedness under the Company's Amended and Restated Credit Agreement during the initial term thereof, other than pursuant to any default, the executives are entitled to receive two and one-half percent (2.5%) of the gross sales proceeds realized by the Company (the "Sale Bonus") to be apportioned as follows: 21.43% of the Sales Bonus to each of Dr. Gordon, Mr. Alcorn, Ms. Gordon and Mr. Jones and 14.28% to Dr. Levin. The executives are also entitled to receive stock options or other stock awards under Vision Twenty-One's Stock Incentive Plans to the extent that the Compensation Committee determines such awards to be appropriate, and subject to the shareholders' approval of an increase in the number of authorized shares of the Company's common stock. See "Compensation Plans - The 2000 Stock Incentive Plan."

         The Executive Employment Agreements further provide that in the event that an executive's employment is terminated by Vision Twenty-One other than (i) for cause, (ii) upon death or disability, or (iii) upon voluntary termination by the employee, the Executive would be entitled to receive from Vision Twenty-One monthly payments equal to one-twelfth of the sum of their annual base salary, plus any bonuses paid in the previous year, for each month for twenty-four months subject to reduction in the last 12 months thereof by amounts earned from another employer. The Executive Employment Agreements provide that if the executive's employment is terminated other than for cause within twelve months following a change of control of Vision Twenty-One (as defined in the agreement), Vision Twenty-One shall pay the executive twenty-four monthly payments of one-twelfth of the sum of such executive's base salary plus his previous year's bonus, if any. The Executive Employment Agreement also contains a covenant not to compete with Vision Twenty-One for a period of twenty-four months following termination of employment. Dr. Gordon's and Andrew Alcorn's employment agreements provide that so long as they are so employed by the Company they agree to serve as members of the company's Board of Director's, if requested, without any additional compensation for such service.

STOCK OPTIONS

         Vision Twenty-One has options outstanding under its 1996 Stock Incentive Plan (the "Stock Incentive Plan"). Options granted are for the right to acquire Vision Twenty-One's Common Stock. The following tables provide information concerning the option grants during 2000 to Named Executive Officers, aggregate share option exercises in 2000 and year-end option values for unexercised stock options held by each of the Named Executive Officers. The options were granted under the Company's Stock Incentive Plan. In addition, no grants of stock appreciation rights ("SARS") were made by the Company in fiscal year 2000. Pursuant to the Securities Exchange rules, the options granted table also shows the potential realizable value of the options granted at the end of the option terms (ten years) assuming the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table. The table also indicates that if the stock price does not appreciate, the potential realizable value of the options granted will be zero.

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR 2000
                   ------------------------------------------

       At Assumed
Annual Appreciation for                                                             Potential Realizable Value Rates
        Term(2)                         Individual Grants                                of Stock Price Option
--------------------------------------------------------------------------------------------------------------------
                                           Percent of
                                             Total
                                            Options
                           Number of       Granted to
                           Securities      Employees    Exercise or
                           Underlying      in Fiscal     Base Price
         Name           Options Granted       Year         ($/SH)     Expiration Date     0%         5%         10%
         ----           ---------------    ----------   -----------   ---------------     --         --         ---
Mark B. Gordon, O.D.           --              --            --             --            --            --         --
Andrew Alcorn                50,000           5.2           3.50       May 31, 2009      $.00      $49,000   $182,000
Ellen Gordon                   --              --            --             --            --            --         --
Richard Jones                  --              --            --             --            --            --         --
Howard Levin, O.D.             --              --            --             --            --            --         --

                 AGGREGATED OPTION EXERCISES IN FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES


                                                            NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE-
                                                                    EXERCISED OPTIONS                    MONEY OPTIONS
                                                                   AT DECEMBER 31,2000              AT DECEMBER 31, 2000(2)
                              SHARES                        -------------------------------      -----------------------------
                            ACQUIRED ON        VALUE
          NAME              EXERCISE(1)     REALIZED(1)     EXERCISABLE    UNEXERCISABLE(3)      EXERCISABLE       UNEXERCISABLE
          ----              -----------     -----------     -----------    ----------------      -----------       -------------
Mark B. Gordon, O.D.                            --                --               --               $  .00            $  .00
Andrew Alcorn                                   --            15,500           67,500               $  .00            $  .00
Ellen Gordon                                    --                --               --                   --                --
Richard Jones                                   --                --               --                   --                --
Howard Levin, O.D.                              --                --               --                   --                --
Robert P. Collins                               --                --               --                   --                --
Richard T. Welch                                --                --               --               $  .00            $  .00


         (1) There were no options exercised during fiscal year 2000 by any Named Executive Officer.
         (2) Based upon Vision Twenty-One's closing stock price of $.01 at December 31, 2000.
         (3)      The unexercisable portion of shares issuable pursuant to stock options were not in-the-money at December 31, 2000.
         (4)      Pursuant to Mr. Welch's severance agreement, these options are exercisable until November 30, 2002.

COMPENSATION PLANS

         Vision Twenty-One maintains the following compensation plans for the benefit of employees, directors and executive officers. Vision Twenty-One does not maintain a defined benefit pension plan or other actuarial retirement plan for named executive officers or otherwise.

         The Stock Incentive Plans. The 1996 Stock Incentive Plan authorizes Vision Twenty-One to grant eligible officers, employees, consultants and directors of Vision Twenty-One awards consisting of options to purchase shares of Common Stock, stock appreciation rights, shares of restricted stock or performance shares, subject to the additional shares available from the pool of unallocated shares in the Company's Affiliated Professional Plan. The Compensation Committee has the discretion to select the particular officers, employees and consultants who will receive awards. On December 31, 2000 approximately 320 officers and employees of Vision Twenty-One were eligible to participate. The particular terms of the stock options and other awards granted to eligible employees will be established by the Compensation Committee within the limitations set forth in the provisions of the Stock Incentive Plan. Eligible employees and other participants generally are not required to provide Vision Twenty-One with consideration for the awards (other than their services), but stock options will require the optionees to pay an option exercise price based on the fair market value of the shares of Common Stock at the time the grant of the options was approved by the Compensation Committee. Stock options granted to employees under the 1996 Stock Incentive Plan may be either stock options intended to qualify as Incentive stock options under Section 422 of the Internal Revenue Code or nonstatutory stock options which do not so qualify. Stock options will expire no later than the tenth anniversary of the date of grant and become exercisable under such vesting schedules as may be established by the Compensation Committee. Vesting of the awards granted under the 1996 Stock Incentive Plan may be accelerated in the event of a change in corporate control, as defined in and upon the terms of the 1996 Stock Incentive Plan. The Compensation Committee has discretionary authority to accelerate the vesting of stock options and other awards in any other circumstances it determines to be appropriate, and the stock option agreements under the Stock Incentive Plan may provide for accelerated vesting upon death, disability, and, in some cases, termination of employment without cause.

         The 1996 Stock Incentive Plan can be amended by the Board from time to time in any manner the Board deems to be advisable, except that the Board must obtain shareholder approval for amendments that require shareholder approval under the federal tax or securities laws or the NASDAQ National Market System stock exchange, including amendments to increase the aggregate number of shares available for issuance under the Stock Incentive Plan.

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

         The price to eligible employees for each share to be purchased under the Employee Stock Purchase Plan is the lesser of: (i) eighty-five percent (85%) of the Closing Market Price (as hereinafter defined) on the first day of any calendar quarter (the "Offering Date"), or (ii) eighty-five percent (85%) of the Closing Market Price (as hereinafter defined) on the first trading day of the third calendar month following the immediately preceding Offering Date (the "Purchase Date"). On each Purchase Date, payroll deductions made in accordance with the Employee Stock Purchase Plan are applied to the purchase of Common Stock from Vision Twenty-One. "Closing Market Price" means the last sale price of the Common Stock as reported on the NASDAQ/National Market System (or any other exchange or quotation system, if applicable) on the date specified; or if no sales occurred on such day, at the last sale price reported for the Common Stock; but if there should be any material alteration in the present system of reporting sales prices of such Common Stock, or if such Common Stock should no longer be listed on the NASDAQ/National Market System (or other exchange or quotation system), or if the last sale price reported shall be on a date more than 30 days from the date in question, the market value of the Common Stock as of a particular date shall be determined in such a method as shall be specified by the Employee Stock Purchase Plan. The foregoing discussion of the Employee Stock Purchase Plan is qualified in its entirety by reference to the copy of the Employee Stock Purchase Plan included with Vision the Twenty-One's Proxy Statement for 1998.

         2000 Stock Incentive Plan. As part of the company's plan of restructuring, the Board of Directors and the Company's lenders authorized the Company's grant of options and issuance of restrictive shares of common stock to its executive officers and outside directors aggregating twenty percent (20%) of the equity of the company on a fully diluted basis, subject to shareholder approval of an increase in authorized shares. Such person will be eligible for additional grants of stock options and/or other securities at a future date in the event of such approval, but the amounts and terms thereof are not determinable until the Compensation Committee considers such future grants.

         As part of the company's plan of restructuring, the Board of Directors and the Company's lenders authorized the Company's grant of options and issuance of restrictive shares of common stock to its executive officers and outside directors aggregating twenty percent (20%) of the equity of the company on a fully diluted basis, subject to shareholder approval of an increase in authorized shares. Such person will be eligible for additional grants of stock options and/or other securities at a future date in the event of such approval, but the amounts and terms thereof are not determinable until the Compensation Committee considers such future grants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT AND OTHERS

         The following table sets forth, as of December 31, 2000, information as to the beneficial ownership of Vision Twenty-One's Common Stock by (i) each person known to Vision Twenty-One as having beneficial ownership of more than 5% of Vision Twenty-One's Common Stock, (ii) each person serving Vision Twenty-One as a Director on such date and each nominee for Director, (iii) each person serving Vision Twenty-One as an executive officer on such date who qualifies as a "named executive officer" as defined in Item 402(a)(3) of Regulation S-K under the Securities Exchange Act of 1934, and (iv) all of the Directors and executive officers of Vision Twenty-One as a group.

 NAME AND ADDRESS OF BENEFICIAL OWNER(1)     SHARES BENEFICIALLY OWNED(2)         PERCENT(2)
----------------------------------------     -----------------------------        ----------
Directors and Executive Officers:
Bruce S. Maller(3)                                   479,331                          4%
Mark B. Gordon, O.D.                                      --                         --
Andrew Alcorn                                         37,500                          *
Howard S. Hoffmann                                    26,574                          *
Ellen J. Gordon                                           --                         --
Howard H. Levin, O.D.                                     --                         --
Richard W. Jones                                          --                         --
All directors and executive officers
  As a group                                              --                         --


--------------------------------------------
* Less than one percent.

(1) The address of each of the beneficial owners identified is 120 West Fayette Street, Baltimore, MD 21201

(2) Based on 13,860,176 shares of Common Stock outstanding. Pursuant to the rules of the Securities and Exchange Commission (the "Commission"), certain shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes (a) 108,976 shares owned by BSM Investment, Ltd. over which Mr. Maller has voting and investment control and (b) 203,000 shares issuable upon the exercise of stock options granted pursuant to the Company's 1996 Stock Incentive Plan which have vested and are fully exercisable and (c) 167,355 shares owned indirectly by Mr. Maller's children and The Maller Family trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth herein briefly describes transactions since the beginning of Vision Twenty-One's last fiscal year between Vision Twenty-One and its directors, officers and 5% shareholders. These transactions have been approved by a majority of Vision Twenty-One's independent directors and were on terms no less favorable to Vision Twenty-One than those that could be obtained from unaffiliated parties.

         Vision Twenty-One entered into a five-year Advisory Agreement in 1996 with Mr. Bruce S. Maller, Chairman of the Board of Vision Twenty-One (the "Advisory Agreement"), pursuant to which Mr. Maller rendered certain advisory services to Vision Twenty-One, including the identification and integration of eye care practices and the provision of assistance to Vision Twenty-One with its strategic planning, growth and development. In consideration for such services, Vision Twenty-One issued to Mr. Maller 125,627 shares of Common Stock. The shares issued to Mr. Maller pursuant to the Advisory Agreement are subject to certain piggyback and demand registration rights. In 1995, Vision Twenty-One also entered into a five-year services agreement with the BSM Consulting Group ("BSM"), a consulting company of which Mr. Maller is an employee and the sole owner (the "BSM Services Agreement"), pursuant to which BSM agreed to provide substantial consulting services to assist Vision Twenty-One with its operational and management development. These agreements were terminated effective November 23, 1999 with full vesting of any remaining restricted shares. Payments earned by BSM under the BSM Services Agreement were approximately $725,000 in the year ended December 31, 1999.

         Vision Twenty-One entered into an agreement with BSM effective November 23, 1999. This agreement contracted with Mr. Maller through BSM to be Chairman of the Board and to assume overall control of the operations of the Company. The fees payable under this agreement are up to $6,250 per week, plus expenses. The use of any other BSM services other than Mr. Maller's time would be billed at customary rates less a 20% discount. Payments earned by BSM under this agreement through December 31, 2000 were approximately $279,000. Additionally, Mr. Maller was awarded, on behalf of BSM, an additional 100,000 stock options in February 2000 that vest pro rata over the four quarters of 2000 and become immediately vested upon the consummation of a merger transaction. The strike price would be based on the five day average closing price prior to the date of issue.

         In May 1999, Bruce Maller, a director of the Company, was granted options to purchase 100,000 shares of Common Stock at an exercise price of $3.44 per share.

          Vision Twenty-One and Nightingale & Associates, LLC ("Nightingale") are parties to a consulting services agreement dated November 24, 1999 (the "Nightingale Agreement") pursuant to which Nightingale provides certain consulting services which have included, but not been limited to, the services of Howard Hoffmann as Interim Chief Financial Officer reporting directly to the Board of Directors. Mr. Hoffmann, a principal of Nightingale, is a director of Vision Twenty-One. The Nightingale Agreement may be terminated by either party at any time. Under the Nightingale Agreement, Nightingale is paid based upon hourly rates for individuals performing services for the company and out of pocket expenses. Mr. Hoffmann's hourly rate is $325.00. Vision Twenty-One is also obligated to pay Nightingale a performance fee under certain circumstances, including but not limited to the consummation of a merger transaction. Under the Nightingale agreement, Nightingale received options to purchase 150,000 shares of Vision Twenty-One Common Stock at an exercise price of $1.13 per share, 50,000 of which are fully vested and 100,000 of which vest pro rata over the four quarters of 2000 and become immediately vested upon the consummation of a merger transaction. Payments to Nightingale under the Nightingale agreement through December 31, 2000 were approximately $1.0 million. This agreement was terminated as of December 2000. A small retainer was maintained for continuing projects assigned by management.

         Theodore Gillette, the former Chief Executive Officer and a former director of Vision Twenty-One, owns a majority interest in Optometric Associates Florida, P.A. ("OAF"), a Florida professional association located in Tampa, Florida and engaged in the provision of optometry services. Vision Twenty-One earned fees of approximately $562,000 in the year-ended December 31, 1999 and fees of approximately $296,000 through the third quarter of 2000 under its Management Agreement with OAF. Effective August 25, 2000 (the "Gillette Transaction Effective Date"), as part of its previously announced plan to exit the physician practice management business, the company sold the assets related to OAF and the assets of Optometric Consultants of Florida, P.A. ("OCF") situated at designated locations to TNG Management, Inc. ("TNG"), an entity owned by Mr. Gillette and his wife, and assigned its rights in its Management Agreement with OAF to TNG. The closing occurred on September 21, 2000. The consideration for the transaction was $412,117 payable by TNG pursuant to a 2 year promissory note bearing interest at the rate of 8% per annum. The promissory note is personally guaranteed by Mr. Gillette and his wife. TNG also assumed certain obligations of Vision Twenty-One arising prior to the Gillette Transaction Effective Date related to OAF and the designated OCF locations, such as equipment lease obligations, contracts for services or equipment, and accrued paid time off for the individuals employed by Vision Twenty-One to provide services for OAF and OCF designated locations, and assumed all obligations related to OAF and the designated OCF locations arising after the Gillette Transaction Effective Date. In connection with the closing of the OAF transaction, (i) Mr. Gillette discharged Vision Twenty-One from any remaining obligations under his employment agreement with the Company as of the Gillette Transaction Effective Date and resigned as Chief Executive Officer and as a director of the Company as of September 21, 2000, and (ii) OAF, Mr. Gillette and the company released each other from any causes of action they may have against the other, except for indemnification obligations of Mr. Gillette or OAF to the Company under the Management Agreement regarding malpractice action, which obligations survived the company's assignment of the Management Agreement to TNG.

         The consideration for the Gillette transactions was based upon arms-length negotiation among the parties. The Company did not obtain a third-party fairness opinion in connection with the Gillette transaction, and the approval of the transaction by the company's Board of Directors, with Mr. Gillette abstaining, was based upon the Board's determination that the terms of the Gillette transaction were no less favorable than those that could have been obtained from an unaffiliated party. The Company purchased the practice assets in 1996 for 196,064 shares of Vision Common Stock and a promissory note in the amount of $416,103.

         Richard L. Lindstrom, M.D., a director of Vision Twenty-One, owns a majority interest in Minnesota Eye Consultants, P.A. ("Lindstrom P.A."), a professional association located in Minneapolis, Minnesota and engaged in the provision of ophthalmology services. Vision Twenty-One earned fees of approximately $1,593,000 in the year ended December 31, 1999 under its Management Agreement with Lindstrom P.A.

         Effective November 30, 1999 (the "Lindstrom Transaction Effective Date"), as part of its previously announced plan to exit the physician practice management business, the company sold the assets related to the Lindstrom P.A., the shareholders thereof or their designees and assigned its rights in its Management Agreement with the Lindstrom P.A. to Laser Vision Centers, Inc. ("LVCI"). The closing occurred on September 14, 2000. The consideration for the transaction was $2,190,000 which was paid in cash at the closing of the transaction by LVCI. The Lindstrom P.A. assumed certain obligations of Vision Twenty-One arising prior to the Lindstrom Transaction Effective Date related to the Lindstrom P.A., such as leases for equipment, other than equipment subleased by the company to the Lindstrom P.A. after the Lindstrom Transaction Effective Date, real property leases, contracts for services or equipment and paid time off accrued prior to January 29, 2000 (the "Employee Transition Date") for the individuals employed by Vision Twenty-One to provide services for the "Lindstrom P.A. (the "Lindstrom P.A. Employees"), and assumed all obligations related to the Lindstrom P.A. arising after the Lindstrom Transaction Effective Date, except for obligations relating to the Lindstrom P.A. Employees which were assumed as of the employee Transition date. In connection with the closing of the Lindstrom P.A. Transaction, the Lindstrom P.A., the shareholders thereof, including Dr. Lindstrom, and the company released each other from any causes of action they may have against the other, except for indemnification obligations of the Lindstrom P.A. and the shareholders thereof to the company under the Management Agreement regarding malpractice actions, which obligations survived the company's assignment of the Management Agreement to LVCI. Vision Twenty-One on the one hand, and the Lindstrom P.A. and the shareholders thereof on the other hand, also agreed that they would not solicit or contract with the managed care client of the other existing as of the closing of the Lindstrom P.A. transaction, to administer such plans' vision benefits.

         The consideration for the Lindstrom P.A. transaction was based upon arms-length negotiation among the parties. The Company did not obtain a third-party fairness opinion in connection with the Lindstrom P.A. transaction, and the approval of the transaction by the Company's Board of Directors, with Dr. Lindstrom abstaining, was based upon the Board's determination that the terms of the Lindstrom, P.A transaction were no less favorable than those that could have been obtained from an unaffiliated party. The Company purchased the practice assets in 1996, in exchange for approximately 247,108 shares of Vision Common Stock and notes of approximately $460,000.

         The services agreement which Vision Twenty-One entered into in September 1996 with Dr. Lindstrom (the "Lindstrom Services Agreement"), pursuant to which Dr. Lindstrom provided certain consulting and advisory services primarily related to assisting Vision Twenty-One in the identification and integration of providers into vision Twenty-One's managed eye care delivery network and assistance in the development of provider practices, was terminated upon closing of the Lindstrom P.A. transaction. In consideration for his services under the Lindstrom Services Agreement, Dr. Lindstrom was entitled to receive $60,000 annually and 108,133 shares of Common Stock of which 40% was non-forfeitable and the remaining 60% was subject to forfeiture in various amounts if the Lindstrom Services Agreement was terminated by Vision Twenty-One for cause or by Dr. Lindstrom prior to August 31, 2000. The shares issued to Dr. Lindstrom pursuant to the Lindstrom Services Agreement are subject to certain piggyback and demand registration rights. Payments earned by Dr. Lindstrom under the Lindstrom Services Agreement were $60,000 in the year ended December 31, 1999. At the closing of the Lindstrom P.A. transaction, the company paid $65,000 to Dr. Lindstrom to fully settle and discharge any claims related to the Lindstrom Services Agreement.

         The three year regional service agreements which the Company entered into on May 29, 1997 with the shareholders of Midwest Eye Care alliance, Inc. ("MECA"), which included Dr. Lindstrom, (collectively the "Regional Agreements"), were also terminated upon closing of the Lindstrom P.A. transaction. The Regional Agreements provided for Dr. Lindstrom and the other former MECA shareholders to render advisory services to Vision Twenty-One in connection with identifying potential ophthalmology and optometry practices in the Midwestern region of the United States for acquisition or affiliation and assisting Vision Twenty-One in negotiating agreements with such practices in exchange for specific cash compensation that varied among the Regional Agreements. Dr. Lindstrom was due a total of $13,333 related to 1999 pursuant to his Regional Agreement and this liability was paid by the company at the closing of the Lindstrom P.A. transaction to fully settle and discharge any claims related to Dr Lindstrom's Regional Agreement.

         In June 1999, Dr. Richard L. Lindstrom, was granted options to purchase 100,000 shares of Common Stock at an exercise price of $3.69 per share. In September 1999, Mr. Lindstrom was granted an option to purchase 10,000 shares of Common Stock at an exercise price of $4.88 per share.

         Jeffrey I. Katz, M.D., a former director of Vision Twenty-One, owns a 50% interest in Vital Sight P.C. ("Vital Sight"), an Arizona professional corporation located in Tucson, Arizona and engaged in the provision of ophthalmology services. Vision Twenty-One earned fees of $338,000 in the year-ended December 31, 1999 under its Management Agreement with Vital Sight.

         Vision Twenty-One, the former shareholders of Eye Institute of Southern Arizona, P.C., including Dr. Katz and certain other related entities also closed in escrow an agreement dated as of July 31, 1997 to transfer certain ASC assets from Vital Sight and such shareholders' limited liability company to Vision 21 of Southern Arizona, Inc. Vision Twenty-One received fees of approximately $177,000 for the year ended December 31, 1999 for services related to such ASC business.

         Effective January 1, 2000 (the "Katz Transaction Effective Date"), as part of its previously announced plan to exit the physician practice management business, the Company sold the assets related to Vital Sight to the shareholders thereof, including Dr. Katz, and the assets related to the ASC business to Ocusite-ASC, Inc., an affiliate of Dr. Katz. The closing occurred on May 24, 2000. The consideration for the transaction was (i) $350,000 which was paid in cash at the closing by the shareholders of Vital Sight, (ii) the transfer to Vision Twenty-One by Vital Sight or the shareholders thereof, of 158,677 shares of Vision Twenty-One Common Stock, including the transfer of 289,727 shares by Dr. Katz, and (iii) the release to Vision Twenty-One for cancellation of the 132,155 shares of Vision Twenty-One Common Stock which had been held in escrow in connection with the ASC asset transaction. Vital Sight and Ocusite also assumed certain obligations of Vision Twenty-One arising prior to the Katz Transaction Effective Date related to Vital Site and the ASC business, respectively, such as outstanding accounts payable, leases for equipment, other than equipment subleased by the company to Vital Site or Ocusite after the Katz Transaction Effective Date, real property leases, contracts for services or equipment and paid time off accrued prior to December 18, 1999 (the "Vital Site Employee Transition Date") for individuals employed by Vision Twenty-One to provide services for Vital Site of the ASC business arising after the Katz Transaction Effective Date, except for obligations relating to the Vital Site Employees which were assumed as of the Vital Site employee Transition Date. Vision Twenty-One's Management Agreement with Vital Site was terminated as of the Katz Transaction Effective Date and Vital Site reimbursed Vision Twenty-One at closing for certain expenses incurred under the Management Agreement subsequent to September 30, 1999 not previously reimbursed. In connection with the closing of the Vital Site transaction, Vital Site, the shareholders thereof, including Dr. Katz, Ocusite and the company released each other from any causes of action they may have against the other, except for indemnification obligations of Vital Site and the shareholders thereof to the company under the Management Agreement regarding malpractice actions, which obligations survived termination of the Management Agreement.

         Effective as of the Katz Transaction Effective Date, Dr. Katz and the other shareholder of Vital Site entered into a three year facility access agreement (the "Access Agreement") with the Company pursuant to which they have access to the Company's eye laser center in Tucson, Arizona. The Access Agreement requires that a flat fee per laser procedure performed be paid to Vision Twenty-One based upon the then prevailing fee schedule in effect for community based physicians.

         The consideration for the Katz transaction was based upon arms-length negotiation among the parties. The Company did not obtain a third-party fairness opinion in connection with the Katz transaction, and the approval of the transaction by the Company's Board of Directors with Dr. Katz abstaining, was based upon the Board's determination that the terms of the Katz transaction were no less favorable than those that could have been obtained from an unaffiliated party. The Company purchased the practice assets in 1996 for 198,306 shares of Common Stock.

         On June 11, 1999, the Company entered into Subscription Agreements with J.K.K. Holdings, LLP ("J.K.K.") and Richard L. Lindstrom for the purchase of Vision Twenty-One Common Stock. Dr. Lindstrom purchased 59,433 shares of Vision Twenty-One Common Stock at a price of $356,598 and J.K.K. purchased 117,666 shares of Vision Twenty-One Common Stock at a price of $706,000. Dr. Katz, a former director of the Company, has a voting and investment control of J.K.K.

         In September 1999, the Company entered into Agreements of Separation and Release with Mr. Richard Sanchez and Mr. Richard Welch, former officers and directors of the Company. Mr. Sanchez agreed to a reduced settlement of $18,000 in August of 2000. No such agreement has been reached with Mr. Welch.

         On October 1, 1997, the Company renewed its lease for space in a building at 100 Park Avenue for approximately 6000 square feet. This building is owned by Barenburg Optometric, Inc. of which Dr. Gordon and Dr. Levin are the owners, the Lease is for a term of ten years. This lease is for $91,200 annually.

         Barenburg Optometric, Inc. entered into an agreement to provide professional services to MEC Health Care, Inc. beginning in September 1987. The supply of professional service by Barenburg Optometric, Inc. is done on terms and rates consistent with other providers. Barenburg's approximate annual revenue for services provided to Vision Twenty-One Division are approximately $510,000.

                                     PART IV

ITEM  14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following Financial Statements of the Registrant are included in Part II, Item 8:

         Report of Independent Auditors....................................................................................21

         Consolidated Balance Sheets--December 31, 1999 and 2000...........................................................22
         Consolidated Statements of Operations--Years Ended December 31, 1998,
         1999 and 2000 ....................................................................................................23
         Consolidated Statements of Stockholders' Equity--Years Ended December
         31, 1998, 1999 and 2000 ..........................................................................................24
         Consolidated Statements of Cash Flows--Years Ended December 31, 1998, 1999
         and 2000..........................................................................................................25
         Notes to Consolidated Financial Statements........................................................................26

(b)      Reports on Form 8-K:  During the last quarter of the year ended December 31, 2000, the Company filed the following Form
         8-K's: (i) Form 8-K dated December 4, 2000 announcing the closing of the restructuring of the Company's credit facilities.

(c)      Exhibits: See Exhibit Index.

(d)      Financial Statements Schedules of the Registrant:  The following valuation and qualifying accounts schedule is provided.
         All other financial statement schedules are omitted because of the absence of the conditions under which they are required.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES

                  SCHEDULE I--VALUATION AND QUALIFYING ACCOUNTS

                                                                          Additions
                                                                 --------------------------
                                                 Balance at       Charged to     Charged to
                                                Beginning of      Costs and         Other          Deductions   Balance at End
Description                                        Period          Expenses        Accounts         Describe       of Period
-----------                                     ------------      -----------    -----------       ----------   --------------

For the year ended December 31, 1998
  Deducted from asset accounts:
         Allowance for doubtful accounts.....   $   33,000        $       --      $       --      $    3,000      $ 30,000
                                                ==========        ==========      ==========      ==========      ========
For the year ended December 31, 1999
  Deducted from asset accounts:
         Allowance for doubtful accounts.....   $   30,000        $       --      $       --      $   30,000(1)         --
                                                ==========        ==========      ==========      ==========      ========
For the year ended December 31, 2000
  Deducted from asset accounts:
         Allowance for doubtful accounts.....   $       --        $  363,445      $       --      $       --      $363,445
                                                ==========        ==========      ==========      ==========      ========


(1) Amount represents allowance for doubtful accounts sold in connection with the 1999 sale of the buying group division.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland on April 17, 2001.

                               VISION TWENTY-ONE, INC.



                               By:          /s/ MARK B. GORDON, O.D.
                                  --------------------------------------------
                                                Mark B. Gordon, O.D.
                                             Chief Executive Officer
                                           (Principal Executive Officer)



                               By:          /s/ RICHARD W. JONES
                                  --------------------------------------------
                                               Richard W. Jones
                                            Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on April 17, 2001.

      Signature                                         Title
      ---------                                         -----
   /s/ MARK B. GORDON, O.D.              Chief Executive Officer and Director
------------------------------------         (Principal Executive Officer)
     Mark B. Gordon, O.D.


     /s/ RICHARD W. JONES                Chief Financial Officer (Principal Financial and
------------------------------------                Accounting Officer)
           Richard W. Jones

    /s/ HOWARD S. HOFFMANN                           Chairman of the Board
------------------------------------
         Howard S. Hoffmann


     /s/ BRUCE S. MALLER                                  Director
------------------------------------
        Bruce S. Maller


      /s/ ANDREW ALCORN                            President and Director
------------------------------------
         Andrew Alcorn

                                 2000 FORM 10-K
                             VISION TWENTY-ONE, INC.


                                  EXHIBIT INDEX

EXHIBIT
NUMBER


3.1*     --       Amended and Restated Articles of Incorporation of Vision
                  Twenty-One, Inc.(1)

3.2*     --       By-laws of Vision Twenty-One, Inc.(1)

4.5*     --       Note Purchase Agreement for 10% Senior Subordinated Notes due
                  December 19, 1999 (Detachable Warrants Exchangeable Into
                  Common Stock) dated December 20, 1996, by and between Vision
                  Twenty-One, inc. and certain purchasers.(1)

4.6*     --       Amendment No. 1 dated April 18, 1997 to that certain Note
                  Purchase Agreement dated December 20, 1996, by and between
                  Vision Twenty-One, Inc. and certain purchasers.(1)

4.7*     --       Note Purchase Agreement for 10% Senior Subordinated Series
                  1997 Notes Due December 19, 1999 (Detachable Warrants
                  Exchangeable into Common Stock) dated February 28, 1997
                  between Vision Twenty-One Inc. and Piper Jaffray Healthcare
                  Fund II Limited Partnership.(1)

4.8*     --       Amended and Restated Note and Warrant Purchase Agreement dated
                  June 1997 and First Amendment to Amended and Restated Note and
                  Warrant Purchase Agreement dated August 1997 between Vision
                  Twenty-One, Inc. and Prudential Securities Group.(4)

4.9*     --       Credit facility commitment letter dated October 10, 1997
                  between Prudential Securities Credit Corporation and Vision
                  Twenty-One, Inc.(5)

4.10*    --       Note Purchase Agreement dated October 1997 between Vision
                  Twenty-One, Inc. and Prudential Securities Credit Corporation.(9)

4.11*    --       Letter Amendment dated December 30, 1997 to the Note and
                  Warrant Purchase Agreement between Vision Twenty-One Inc. and
                  Prudential Securities Credit Corporation.(10)

4.13*    --       Credit Agreement dated as of January 30, 1998 among Vision
                  Twenty-One, Inc. and Bank of Montreal as Agent for a
                  consortium of banks.(11)

4.14*    --       Amended and Restated Credit Agreement dated as of July 1, 1998 among Vision Twenty-One, Inc., and the Bank of Montreal as
                  Agent for a consortium of banks.(15)

4.15*    --       First Amendment to the Amended and Restated Credit Agreement
                  dated as of February 23, 1999 among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as
                  Agent.(18)

4.16*    --       Second Amendment to the Amended and Restated Credit Agreement
                  dated as of June 11, 1999 among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.(18)

4.17*    --       Third Amendment to the Amended and Restated Credit Agreement
                  dated as of August 30, 1999 by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(19)

4.18*    --       Waiver Letter dated October 14, 1999 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(20)

4.19*    --       Fourth Amendment and Waiver to the Amended and Restated Credit
                  Agreement dated as of November 12, 1999 by and among Vision
                  Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(21)

4.20*    --       Fifth Amendment to the Amended and Restated Credit Agreement
                  dated as of November 24, 1999 by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(22)

4.21*    --       Sixth Amendment to the Amended and Restated Credit Agreement
                  dated as of December 3, 1999 by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(22)

4.22*    --       Seventh Amendment to the Amended and Restated Credit Agreement
                  dated as of December 10, 1999 by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(22)

4.23*    --       Waiver Letter dated December 29, 1999 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(23)

4.24*    --       Waiver letter dated February 29, 2000 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(26)

4.25*    --       Waiver letter dated March 24, 2000 to the Amended and Restated
                  Credit Agreement by and among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as
                  Agent.(26)

4.26*    --       Waiver letter dated as of April 14, 2000 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(26)

4.27*    --       Waiver letter dated as of May 5, 2000 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(26)

4.28*    --       Waiver letter dated as of May 19, 2000 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(27)

4.29*    --       Waiver letter dated June 1, 2000 to the Amended and Restated
                  Credit Agreement by and among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as
                  Agent.(27)

4.30*    --       Waiver letter dated June 9, 2000 to the Amended and Restated
                  Credit Agreement by and among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as
                  Agent.(27)

4.31*    --       Waiver letter dated June 16, 2000 to the Amended and Restated
                  Credit Agreement by and among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as
                  Agent.(27)

4.32*    --       Waiver letter dated June 29, 2000 to the Amended and Restated
                  Credit Agreement by and among Vision Twenty-One, Inc., the
                  Banks who are party thereto and Bank of Montreal as Agent.(27)

4.33*    --       Waiver letter dated July 21, 2000 to the Amended and Restated
                  Credit Agreement by and among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as
                  Agent.(27)

4.34*    --       Waiver letter dated August 11, 2000 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(28)

4.35*    --       Waiver letter dated September 8, 2000 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(29)


4.36*    --       Waiver letter dated September 29, 2000 to the Amended and
                  Restated Credit Agreement by and  among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(30)

4.37*    --       Waiver letter dated as of October 13, 2000 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(31)

4.38*    --       Waiver letter dated as of October 27, 2000 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(31)

4.39*    --       Amended and Restated Credit Agreement dated as of November 10,
                  2000 among Vision Twenty-One, Inc., the lenders party thereto and Bank of Montreal as Agent.(31)

4.40*    --       Convertible Note Agreement dated as of November 10, 2000 Re:
                  $6,385,000 7% convertible Senior Secured Notes Due October 31,
                  2003.(31)

4.41*    --       Registration Rights Agreement dated as of November 10, 2000 among Vision Twenty-One, Inc., and the Lenders thereto.(31)

4.42*    --       Warrant Agreement dated as of November 10, 2000 Re: Class A
                  Warrants to Purchase Common Stock, Class B Warrants to
                  purchase Common Stock.(31)

4.43     --       First Amendment to Amended and Restated Credit Agreement dated as of March 31, 2001, by and among Vision Twenty-One, Inc., the lenders party thereto and Bank of Montreal as Agent.

4.44     --       First Amendment to Convertible Note Agreement, Warrant
                  Agreement and Warrants dated as of March 31, 2001 by and among
                  Vision Twenty-One, Inc., the lenders party thereto and Bank of
                  Montreal as Agent.

10.4*    --       Services Agreement dated September 9, 1996 between Vision
                  Twenty-One, Inc. and Dr. Richard L. Lindstrom, M.D.(1)

10.5*    --       Vision Twenty-One, Inc. 1996 Stock Incentive Plan.(1)

10.6*    --       Vision Twenty-One, Inc. Affiliated Professionals Stock Plan(1)

10.7*    --       Agreement dated May 10, 1996 between Vision Twenty-One, Inc.
                  and Bruce S. Maller.(1)

10.8*    --       Advisory Agreement dated October 20, 1996 between Vision
                  Twenty-One, Inc. and Bruce S. Maller.(1)

10.9*    --       Services Agreement dated March 10, 1996 between Vision
                  Twenty-One, Inc and the BSM Consulting Group.(1)

10.14*   --       Note Purchase Agreement for 10% Senior Subordinated notes Due
                  December 19, 1999 (Detachable Warrants Exchangeable Into
                  Common Stock) dated December 20, 1996 by and between Vision
                  Twenty-One Inc., and certain purchasers.(2)

10.15*   --       Amendment No. 1 dated April 18, 1997 to that certain Note
                  Purchase Agreement dated December 20, 1996 by and between
                  Vision Twenty-One, Inc. and certain purchasers.(1)

10.16*   --       Note Purchase Agreement for 10% Senior Subordinated Series
                  1997 Notes Due December 19, 1999 (Detachable Warrants
                  Exchangeable Into Common Stock) by and between Vision
                  Twenty-


                  One, Inc. and Piper Jaffray Healthcare Fund II Limited
                  Partnership.(1)

10.17*   --       Amended and Restated Note and Warrant Purchase Agreement dated
                  June 1997 and First Amendment to Amended and Restated Note and
                  Warrant Purchase Agreement dated August 1997 between Vision
                  Twenty-One, Inc. and Prudential Securities Group, Inc.(4)

10.18*   --       Form of Indemnification Agreement.(1)

10.22*   --       Business Management Agreement dated December 1, 1996 between
                  Vision Twenty-One, Inc. and Gillette & Associates, #6965,
                  P.A.(2)

10.24*   --       Business Management Agreement dated December 1, 1996 between
                  Eye Institute of Southern Arizona, P.C. and ExcelCare, P.C.
                  (as assigned to Vision Twenty-One, Inc.)(1)

10.27*   --       Business Management Agreement dated December 1, 1996 between
                  Vision Twenty-One, Inc. and Lindstrom, Samuelson & Hardten
                  Ophthalmology Associates, P.A.(1)

10.43*   --       Regional Services Agreement dated May 1997 between Vision
                  Twenty-One, Inc. and Richard L. Lindstrom, M.D.(1)

10.47*   --       Form of Contract Provider agreement(2)

10.53*   --       Note Purchase Agreement dated October 1997 between Vision
                  Twenty-One, Inc. and Prudential Securities Credit Corporation,
                  filed as Exhibit 4.10 to this Report and incorporated herein by reference.(9)

10.55*   --       Letter Agreement of October 2, 1997 by and between Prudential
                  Securities Incorporated, as exclusive agent for obtaining a
                  $50.0 million credit facility, and Vision Twenty-One, Inc.(9)

10.56*   --       Letter Agreement of October 14, 1997 by and between Prudential
                  Securities Incorporated, as exclusive financial adviser in the
                  Block Acquisition, and Vision Twenty-One, Inc.(9)

10.57*   --       Letter Amendment dated December 30, 1997 to the Note and
                  Warrant Purchase Agreement between Vision Twenty-One , Inc.
                  and Prudential Securities Credit Corporation, filed as Exhibit
                  4.11 to this Report and incorporated herein by reference.(10)

10.59*   --       Credit Agreement dated as of January 30, 1998 among Vision
                  Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent, filed as Exhibit 4.13 to this Report and incorporated herein by reference.(11)

10.60*   --       Amended and Restated Credit Agreement dated as of July 1, 1998 among Vision Twenty-One, Inc. the Banks who are a party
                  thereto and Bank of Montreal as Agent.(15)

10.61*   --       First Amendment to the Amended and Restated Credit Agreement
                  dated as of February 23, 1999 among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as
                  Agent.(18)

10.62*   --       Second Amendment to the Amended and Restated Credit Agreement
                  dated as of June 11, 1999 among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as
                  Agent.(18)

10.65*   --       Third Amendment to the Amended and Restated Credit Agreement
                  dated as of August 30, 1999 by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(19)

10.66*   --       Waiver Letter dated October 14, 1999 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(20)

10.67*   --       Fourth Amendment and Waiver to the Amended and Restated Credit
                  Agreement dated as of November 12, 1999 by and among Vision
                  Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(21)

10.72*   --       Fifth Amendment to the Amended and Restated Credit Agreement
                  dated as of November 27, 1999 among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as
                  Agent.(22)

10.73*   --       Sixth Amendment to the Amended and Restated Credit Agreement
                  dated as of December 3, 1999 among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as
                  Agent.(22)

10.74*   --       Seventh Amendment to the Amended and Restated Credit Agreement
                  dated as of December 10, 1999 among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as
                  Agent.(22)

10.75*   --       Waiver letter dated December 29, 1999 to the Amended and
                  Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as
                  Agent.(23)

10.76*   --       Waiver letter dated February 29, 2000 to the Amended and
                  Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as
                  Agent.(26)

10.77*   --       Waiver letter dated March 24, 2000 to the Amended and Restated
                  Credit Agreement by and among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as
                  Agent.(26)

10.81*   --       Agreement and Plan of Merger and Reorganization among Vision
                  Twenty-One, Inc., OC Acquisition Corp. and OptiCare Health
                  Systems, Inc.(26)

10.82*   --       Waiver letter dated as of April 14, 2000 to the Amended and
                  Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as
                  Agent.(26)

10.83*   --       Waiver letter dated as of May 5, 2000 to the Amended and
                  Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as
                  Agent.(26)

10.84*   --       Waiver letter dated as of May 19, 2000 to the Amended and
                  Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as
                  Agent.(27)

10.85*   --       Waiver letter dated as of June 1, 2000 to the Amended and
                  Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as
                  Agent.(27)

10.86*   --       Waiver letter dated as of June 9, 2000 to the Amended and
                  Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as
                  Agent.(27)

10.87*   --       Waiver letter dated as of June 16, 2000 to the Amended and
                  Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as
                  Agent.(27)

10.88*   --       Waiver letter dated as of June 29, 2000 to the Amended and
                  Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as
                  Agent.(27)

10.89*   --       Waiver letter dated as of July 21, 2000 to the Amended and
                  Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as
                  Agent.(27)

10.90*   --       Agreement dated May 5, 2000 by and among Vision Twenty-One,
                  Inc. and Vision 21 of Southern Arizona, Inc., Vital Sight,
                  P.C., Ocusite-ASC, Inc. and Jeffrey I. Katz, M.D. and Barry
                  Kusman, M.D.(28)

Schedules (or similar attachments) have been omitted, and the Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

10.91*   --       Waiver letter dated as of August 11, 2000 to the Amended and
                  Restated Credit Agreement among Vision Twenty-One, Inc., the
                  Banks who are a party thereto and Bank of Montreal as Agent.
                 (filed as Exhibit 4.34 to this Report)(28)

10.92*   --       Waiver letter dated September 8, 2000 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(29)

10.93*   --       Waiver letter dated September 29, 2000 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the banks who are a party thereto and Bank of Montreal as Agent(30)

10.94*   --       Amended and Restated Employment Agreement dated July 31, 2000 by and between Mark B. Gordon, O.D. and MEC Health Care, Block
                  Vision, Inc and Vision 21.(30)

10.95*   --       Amended and Restated Employment Agreement dated July 31, 2000 by and between Ellen Gordon and MEC Health Care, Block Vision,
                  Inc and Vision 21.(30)

10.96*   --       Amended and Restated Employment Agreement dated July 31, 2000 by and between Andrew Alcorn and MEC Health Care, Block
                  Vision, Inc and Vision 21.(30)

10.97*   --       Amended and Restated Employment Agreement dated July 31, 2000 by and between Richard Jones and MEC Health Care, Block
                  Vision, Inc and Vision 21.(30)

10.98*   --       Amended and Restated Employment Agreement dated July 31, 2000 by and between Howard Levin, O.D. and MEC Health Care, Block
                  Vision, Inc and Vision 21.(30)

10.99*   --       Warrant Agreement dated as of November 10, 2000 Re: Class A
                  Warrants to Purchase Common Stock, Class B Warrants to
                  purchase Common Stock (filed as Exhibit 4.42 to this
                  Report).(31)


10.100*  --       Waiver letter dated as of October 13, 2000 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(31)

10.101*  --       Waiver letter dated as of October 27, 2000 to the Amended and
                  Restated Credit Agreement by and among Vision Twenty-One,
                  Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(31)

10.102*  --       Amended and Restated Credit Agreement dated as of November 10,
                  2000 among Vision Twenty-One, Inc., the lenders party hereto and Bank of Montreal as Agent.(31)

10.103*  --       Convertible Note Agreement dated as of November 10, 2000 Re:
                  $6,385,000 7% convertible Senior Secured Notes Due October 31,
                  2003.(31)

10.104*  --       Registration Rights Agreement dated as of November 10, 2000 among Vision Twenty-One, Inc., and the Lenders thereto.(31)

10.105   --       First Amendment to Amended and Restated Employment Agreement
                  dated November 10, 2000 by and between Mark B. Gordon, O.D.,
                  Vision Twenty-One, Inc. MEC Healthcare, Inc., and Block
                  Vision, Inc.

10.106   --       First Amendment to Amended and Restated Employment Agreement
                  dated November 10, 2000 by and between Ellen Gordon, Vision
                  Twenty-One, Inc., MEC Health Care, Inc., and Block Vision,
                  Inc.

10.107   --       First Amendment to Amended and Restated Employment Agreement
                  dated November 10, 2000 by and between Andrew Alcorn, Vision
                  Twenty-One, Inc., MEC Health Care Inc., and Block Vision, Inc.

10.108   --       First Amendment to Amended and Restated Employment Agreement
                  dated November 10, 2000 by and between Richard Jones, Vision
                  Twenty-One, Inc., MEC Health Care Inc., and Block Vision, Inc.

10.109   --       First Amendment to amended and Restated Employment Agreement dated November 10, 2000 by and between Howard Levin, O.D.,
                  Vision Twenty-One, Inc., MEC Health Care, Inc., and Block
                  Vision, Inc.

10.110   --       Agreement dated September 2000 by and between Vision
                  Twenty-One, Inc., Optometric Associates of Florida, P.A., TNG
                  Management, Inc. and Theodore N. Gillette.

10.111   --       Agreement dated September 14, 2000 by and between Vision
                  Twenty-One, Inc., Minnesota Eye Consultants, P.A., Richard L.
                  Lindstrom, M.D., David R. Hardten, M.D. , Thomas W. Samuelson,
                  M.D. and Laser Vision Centers, Inc.

10.112   --       First Amendment to Amended and Restated Credit Agreement dated as of March 31, 2001, by and among Vision Twenty-One, Inc., the lenders party thereto and Bank of Montreal as Agent.
                  (filed as Exhibit 4.43 to this Report)

10.113   --       First Amendment to Convertible Note Agreement, Warrant
                  Agreement and Warrants dated as of March 31, 2001 by and among
                  Vision Twenty-One, Inc., the lenders party thereto and Bank of
                  Montreal as Agent. (filed as Exhibit 4.44 to this Report)

21       --       List of the subsidiaries of Vision Twenty-One, Inc.

23       --       Consent of Ernst & Young, LLP, independent auditors.


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

(1) Registration Statement on Form S-1 filed on June 13, 1997 (File No. 333-29213).

(2)      Amendment No. 1 to Registration Statement on Form S-1 filed on July 23,
         1997.

(3) Amendment No. 3 to Registration Statement on Form S-1 filed on August 14, 1997.

(4) Amendment No. 4 to Registration Statement on Form S-1 filed on August 14, 1997.

(5)      Form 8-K filed September 30, 1997.

(6)      Registration Statement on Form S-1 filed on October 30, 1997
         (33-39031).

(7) Amendment No. 1 to Registration Statement on Form S-1 filed on November 3, 1997.

(8)      Form 10-Q filed on November 14, 1997.

(9)      Amendment No. 2 to Registration Statement on Form S-1 filed November
         19, 1997.

(10)     Form 8-K filed January 13, 1998.

(11)     Form 8-K filed February 10, 1998.

(12)     Form 8-K filed April 14, 1998.

(13) Registration Statement of Form S-1 filed on April 30, 1998 (File No. 333-51437).

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

(22)     Form 8-K filed December 13, 1999.

(23)     Form 8-K filed January 10, 2000.

(26)     Form 10-K filed May 5, 2000.

(27)     Form 8-K filed July 31, 2000.

(28)     Form 10-Q filed August 14, 2000.

(29)     Form 8-K filed September 15, 2000.

(30)     Form 10Q filed November 14, 2000.

(31)     Form 8K filed December 5, 2000.