Form 10-Q
period 2001-03-31
VISION TWENTY ONE INC
filed 2001-05-21
CIK 1020258

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM                    TO
                                ------------------    -------------------------

                         COMMISSION FILE NUMBER: 0-22977

                             VISION TWENTY-ONE, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           FLORIDA                                            59-3384581
-------------------------------                           ------------------
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

                               -------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The registrant had 13,865,464 Shares outstanding as of March 31, 2001.

                         PART I - FINANCIAL INFORMATION

               ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  2000              2001
                                                                              -----------       -----------
Revenues:
  Managed Care .........................................................       13,492,020        11,584,964
                                                                              -----------       -----------
                                                                               13,492,020        11,584,964

Operating expenses:
     Medical claims ....................................................        9,741,255         7,713,233
     General and administrative ........................................        5,456,509         2,220,480
     Depreciation and amortization .....................................          688,581           444,748
     Special items:
       Restructuring credits ...........................................              -0-          (319,982)
       Other charges and credits .......................................              -0-          (301,208)
                                                                              -----------       -----------
    Total operating expenses ...........................................       15,886,345         9,757,271
                                                                              -----------       -----------
Income (loss) from operations ..........................................       (2,394,325)        1,827,693

Interest expense, net ..................................................       (1,814,276)       (1,006,046)
Other income ...........................................................              -0-           127,221
                                                                              -----------       -----------
Income (loss) from continuing operations ...............................       (4,208,601)          948,868

Discontinued operations:
  Income from discontinued operations ..................................          601,382               -0-
Income (loss) on disposal of discontinued operations ...................           (7,153)          654,645
                                                                              -----------       -----------
Income (loss) before extraordinary items ...............................       (3,614,372)        1,603,513
   Extraordinary item-costs associated with Opticare Health Systems,
     Inc. merger .......................................................       (1,016,263)              -0-
Extraordinary item - forgiveness of indebtedness .......................              -0-           532,500
                                                                              -----------       -----------
Net income (loss) ......................................................       (4,630,635)        2,136,013
                                                                              ===========       ===========
Basic and diluted income (loss) per common share:
Income (loss) from continuing operations ...............................      $     (0.28)             0.07
  Income from discontinued operations ..................................             0.04               -0-
  Income (loss) on disposal of  discontinued operations ................              -0-              0.04
                                                                              -----------       -----------
Income (loss) before extraordinary items ...............................            (0.24)             0.11
  Extraordinary item-costs associated with OptiCare Health Systems,
    Inc. merger ........................................................            (0.07)              -0-
Extraordinary item - forgiveness of indebtedness .......................             0.00              0.04
                                                                              -----------       -----------
Net income (loss) per common share .....................................      $     (0.31)             0.15
                                                                              ===========       ===========


         See accompanying notes to the condensed consolidated financial statements.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 DECEMBER 31,            MARCH 31,
                                                                                     2000                  2001
                                                                                 -------------         -------------
                                                                                                        (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents ...............................................      $   2,609,973         $   3,298,679
  Accounts receivable due from:
     Managed health benefits payors .......................................            914,730               618,808
      ASC .................................................................          3,700,000                   -0-
     Other ................................................................            241,968               328,146
  Prepaid expenses and other current assets ...............................            306,792               463,044
 Current assets of discontinued operations ................................          1,741,693             1,615,472
                                                                                 -------------         -------------
      Total current assets ................................................          9,515,156             6,324,149
Fixed assets, net .........................................................            701,253               856,403
Excess of purchase price over fair values of net assets
  acquired, net of accumulated amortization of $4,959,000
  and $5,364,000 at December 31, 2000 and
  March 31, 2001 respectively .............................................         42,027,315            41,621,972
Other assets ..............................................................          1,175,547             1,099,206
Restricted cash ...........................................................          1,718,844             1,718,844
Non current assets of discontinued operations .............................            513,730               481,415
                                                                                 -------------         -------------
      Total assets ........................................................      $  55,651,845         $  52,101,989
                                                                                 =============         =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable ........................................................      $   3,707,711         $   3,613,427
  Accrued expenses ........................................................          2,088,658             1,461,994
  Medical claims payable ..................................................          4,461,219             4,023,614
  Accrued compensation ....................................................            881,785               773,164
  Accrued restructuring charge ............................................            324,282                 4,300
  Accrued interest and loan fees ..........................................             98,078               294,902
  Amount due to ECCA ......................................................          1,531,873             1,531,873
  Current portion of long-term debt .......................................         64,737,500            60,452,185
  Current portion of obligations under capital leases .....................             57,131                55,890
  Current liabilities of discontinued operations ..........................            590,216               235,602
                                                                                 -------------         -------------
      Total current liabilities ...........................................         78,478,453            72,446,951

Obligations under capital leases, less current portion ....................            104,332               147,576
Long-term debt, less current portion ......................................                -0-                   -0-
Long-term liabilities of discontinued operations ..........................            641,780               758,085
                                                                                 -------------         -------------
      Total liabilities ...................................................         79,224,565            73,352,612

Stockholders' deficit:
   Preferred stock, $.001 par value; 10,000,000 shares
   authorized: no shares issued ...........................................                -0-                   -0-
   Common stock, $.001 par value; 50,000,000 shares
     authorized; 13,860,176 (2000) and
     13,865,464 (2001) shares issued and outstanding ......................             13,860                13,865
  Additional paid in capital ..............................................         89,030,522            89,043,617
  Notes receivable ........................................................           (172,984)                  -0-
  Accumulated deficit .....................................................       (112,444,118)         (110,308,105)
                                                                                 -------------         -------------

      Total stockholders' deficit .........................................        (23,572,720)          (21,250,623)
                                                                                 -------------         -------------
      Total liabilities and stockholders' deficit .........................      $  55,651,845         $  52,101,989
                                                                                 =============         =============


         See accompanying notes to the condensed consolidated financial statements.

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Three Months Ended March 31,
                                                                         2000               2001
                                                                     -----------         ----------
OPERATING ACTIVITIES
Net income (loss) ...........................................        $(4,630,635)         2,136,013
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Net gain (loss) from discontinued operations .............           (594,229)          (654,645)
   Depreciation and amortization ............................            688,581            444,748
   Extraordinary items ......................................          1,016,263           (532,500)
   Non-cash compensation expense ............................             79,098             13,100
   Other amortization .......................................            192,135                -0-
 Changes in operating assets and liabilities:
    Accounts receivable, net ................................           (271,986)           209,744
    Prepaid expenses and other current assets ...............            (94,705)          (156,252)
    Other assets and restricted cash ........................           (252,914)            76,341
    Accounts payable ........................................         (1,164,637)           (94,284)
    Accrued expenses ........................................            536,945           (626,664)
    Accrued compensation ....................................             51,561           (108,621)
    Accrued restructuring charge ............................            (72,651)          (319,982)
    Accrued interest and loan fees ..........................          1,530,197            196,824
    Medical claims payable ..................................           (403,964)          (437,605)
                                                                     -----------         ----------
      Net cash provided by (used) in operating activities ...         (3,390,941)           146,217

INVESTING ACTIVITIES
Payments for fixed assets, net ..............................            (79,804)          (149,542)
Net proceeds from sale of ASC ...............................                -0-          3,700,000
                                                                     -----------         ----------
      Net cash provided by (used in) investing activities ...            (79,804)         3,550,458

FINANCING ACTIVITIES
Proceeds from credit facility ...............................          1,959,085                -0-
Payments on capital lease obligations and long term debt ....         (1,520,667)        (3,766,962)
                                                                     -----------         ----------
      Net cash provided by (used in) financing activities ...            438,518         (3,766,962)
                                                                     -----------         ----------

DISCONTINUED OPERATIONS
  Operating activities ......................................         (1,242,888)           768,909
  Investing activities ......................................          4,396,168                -0-
  Financing activities ......................................            (27,872)           758,993
                                                                     -----------         ----------
Cash provided by discontinued operations ....................          3,125,408            759,000
                                                                     -----------         ----------
Increase in cash and cash equivalents .......................             93,181            688,706
Cash and cash equivalents at beginning of period ............          4,807,944          2,609,973
                                                                     -----------         ----------
Cash and cash equivalents at end of period ..................        $ 4,901,125          3,298,679
                                                                     ===========         ==========



         See accompanying notes to the condensed consolidated financial statements

                    VISION TWENTY-ONE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2001

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

2.     RECLASSIFICATION OF FINANCIAL STATEMENTS

         As a result of the Company's exit from the physician practice management business and the ASC/RSC business, the Company has accounted and reported for these business segments as discontinued operations. Consequently, prior period financial statements have been restated to reflect discontinued operations treatment for the results of these business segments.

3.      INCOME (LOSS) PER SHARE

         The following table sets forth the computation of basic and diluted income (loss) per share for income (loss) from continuing operations:


                                                                   THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  2000                2001
                                                             ------------         -----------
Numerator for basic and diluted income (loss)
  per share-income (loss) available to common
  stockholders ......................................        $ (4,208,601)        $   948,868

Denominator for basic and diluted income
  (loss) per share-weighted average shares ..........          14,879,532          13,860,822
                                                             ------------         -----------


 Basic and diluted income (loss) per common share ...        $      (0.28)        $      0.07
                                                             ============         ===========


         There were no dilutive securities included in the computations of income (loss) per share in the three-month period ended March 31, 2000 because the Company incurred a loss from continuing operations. Options and warrants to purchase shares of common stock were not included in the computation of diluted income (loss) per share in the three-month period ended March 31, 2001 because the effect would have been anti-dilutive.

4.       SPECIAL ITEMS

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

           The accrued restructuring charge of approximately $324,000 at December 31, 2000 was reduced by approximately $320,000 during the three-month period ended March 31, 2001. The reduction was related to a reversal of severance costs as a result of an employee settlement.

          The Company settled certain trade payables for approximately $474,000 less than the carrying amount and expensed a note receivable of approximately $173,000 during the three-month period ended March 31, 2001. The net result of approximately $301,000 (credit) is included in other charges and credits in the accompanying statements of operations.

5.       DISCONTINUED OPERATIONS

          Effective August 31, 1999, the Company completed the sale of Vision World, Eyecare One Corp., and The Eye DRx (the "Retail Optical Chains") to Eye Care Centers of America, Inc. ("ECCA"). In connection with this transaction, the Company received approximately $37,300,000 in cash, of which approximately $1,250,000 was utilized to fund an escrow arrangement between the parties relative to terms under the agreement. Based on post-closing adjustments, the final sales price was approximately $31,800,000, and the Company had recorded a liability of approximately $4,032,000 to ECCA, net of escrow, with respect to such post-closing adjustments in 1999. In September 2000, the Company and ECCA reached a comprehensive resolution of all disputed matters which provided for, among other things, the reduction in the post-closing adjustment liability from $4.0 million to $1.5 million. The liability under the post-closing adjustment will be considered satisfied upon issuance of a three-year 7% convertible note, convertible into shares of common stock at $ .18 per share. In addition, Vision Twenty-One had indemnified one of its former managed optometry practices for certain partnership obligations. A charge of $200,000 was recorded to loss on disposal of discontinued operations in 1999, with respect to this litigation. In January 2001, litigation regarding this matter was settled for approximately $50,000 and the Company was released from such indemnification obligations.

         On October 25, 1999, the Company announced its intent to exit the business of managing optometry and ophthalmology practices. This represented a crucial step in the Company's strategy of focusing its corporate resources on expanding its managed care business. The exit of the physician practice management ("PPM") business, completed in September, 2000, was accomplished through the sale of the practice assets back to the physicians or affiliates, the termination of management agreements and the restructuring of certain refractive surgery center facility access agreements. The terms of each managed practice divestiture were subject to the prior approval of the banks under the Company's credit facilities as well as the Company's Board of Directors.

        During the third quarter of 2000, the Company announced its intent to exit the business of owning and managing Refractive and Ambulatory Surgery Centers. The Company sold substantially all of the assets and liabilities of five refractive and ambulatory surgery centers to American Surgisite Management Services Organization, Inc. and R.E.S.C., LLC, for cash consideration of $3,700,000. The transaction closed in the first quarter of 2001 with an effective date of December 31, 2000. The Company withdrew as a member of Suffolk Eye Management Associates, LLC and received cash consideration of $100,000 for its membership interest. The transaction closed in the second quarter of 2001 with an effective date of December 8, 2000. During the second quarter of 2001, the Company also disposed of its partnership interest in Pasco Surgery Center, LLP for cash consideration of $550,000, and sold substantially all of the assets of its refractive surgery center in Phoenix, Arizona for cash consideration of approximately $103,000. The total income of the discontinued operations of approximately $655,000 for the three months ended March 31, 2001, $155,000 in excess of the amount previously estimated at December 31, 2000.

         The assets and liabilities of the discontinued operations primarily include cash, accounts receivable, fixed assets, accounts payable and accrued liabilities.

         As a result of the changes occurring in the Company's business, including, but not limited to, the divestiture of large business units, the shift in operating focus, changes in the Company's managed care business, the Company's exiting the PPM and ASC/RSC businesses and issues relating to the Company's accessibility to future working capital, the overall results should not necessarily be relied upon as being indicative of future operating performance.

The operating results of these discontinued operations are summarized as follows:

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                           2000              2001
                                                        ----------         --------
         Revenues                                       $4,387,017         $      0
         Operating expenses                              3,785,635                0
                                                        ----------         --------
         Income (loss) from discontinued
         operations                                        601,382                0
                                                        ----------         --------
         Income (loss) on disposal                          (7,153)         654,645
                                                        ----------         --------
         Total income of discontinued operations        $  594,229         $654,645
                                                        ==========         ========

         The operating expenses of the discontinued operations for the three months ended March 31, 2000 and the operating expenses on the disposal of discontinued operations for the three months ended March 31, 2001 include an allocation of amortization expense of intangible assets of approximately $36,000 and $8,000 respectively.

6.       EXTRAORDINARY ITEMS

         As a result of the termination of the merger agreement with Opticare Health Systems, Inc. and OC Acquisition Corp., professional fees incurred in connection with the proposed merger of approximately $1.0 million for the three months ended March 31, 2000 were expensed and reported as an extraordinary item.

         In March 2001, the Company settled litigation with The Source Buying Group, Inc. for $30,000. As a result of the settlement with The Source Buying Group, Inc., the Company recognized an extraordinary gain on forgiveness of indebtedness of $532,500 during the three month period ended March 31, 2001.

7.       LITIGATION

         During the quarter for which this report is filed, there have been no material developments to previously reported legal proceedings except for the settlement with The Source Buying Group, Inc. Except as previously reported, the Company is not a party to any material litigation and is not aware of any threatened material litigation.

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

         Previously, Vision Twenty-One's local area eye care delivery (LADS) operating revenue was primarily derived from a wide range of service fees earned through strategic affiliations with eye care clinics and retail optical locations and through ownership interests in refractive surgery centers ("RSCs"), ambulatory surgery centers ("ASCs") and retail optical chains. LADS also included the management of practices of optometry and ophthalmology through the Physician Practice Management ("PPM") Division. During 2000, the Company completed divesting itself of the PPM business in order to focus on the managed care business. The PPM divestiture required multiple transactions involving the sale of practice assets, typically back to the doctors or their affiliates, and the termination of Management Agreements. This divestiture program commenced late in the 4th quarter of 1999 and was completed by September 30, 2000. During the third quarter of 2000 the Company announced its plans to exit the ASC/RSC business. During the first and second quarters of 2001, the Company completed the divestiture of eight refractive and ambulatory surgery centers. See Note 5 to Condensed Consolidated Financial Statements.

         In an effort to streamline costs, the Company closed its Largo, Florida corporate headquarters and most of its operations at the Boca Raton, Florida managed care service center and relocated and consolidated these functions into operations in Baltimore, Maryland.

         Management Restructuring. As part of the Company's plan of restructuring, several officers and directors resigned during fiscal year 2000 and the vacancies created by such departures were filled by promoting its MEC and Block Vision senior executives. In addition, a seasoned financial executive was hired as the Company's Chief Financial Officer.

         Consolidation of Managed Care Offices. The consolidation of the Corporate Executive and Managed Care Offices was started in October 2000 and was substantially completed by year-end 2000. Additional steps to integrate the IS function from the Boca Raton service center into MEC's Baltimore service center were completed during the first quarter of 2001. The Vision Twenty-One executive offices in Largo were leased directly from the landlord to a new tenant and all equipment was moved or sold. The lease for the Block Vision facility in Boca Raton was terminated on April 1, 2001, and Block Vision leased smaller space in the same building for certain of its staff. Equipment not retained at the Boca Raton location was either moved to the Baltimore location or sold.

         Credit Facilities. On November 10, 2000 the Company amended and restated its credit agreement dated July 1, 1998, as previously amended (the "Credit Agreement"). The $64.2 million restated and amended credit facility consists of a $3.0 million revolving loan, $45.8 million term loan and $6.4 million convertible note with maturity dates of October 31, 2003, and a $9.0 million bridge loan which matures on October 31, 2002. Quarterly principal repayments under the term loan of $0.5 million begin March 31, 2002. The bridge loan was reduced to $5.3 million in the first quarter of 2001 and is required to be further reduced by $1.0 million on June 30, 2001, by $0.5 million on September 30, 2001 and by $0.5 million on December 31, 2001, with a balloon payment due at maturity. Mandatory principal payments are required from 100% of the proceeds of any asset sale. In addition, mandatory prepayments are required from 75% of Annual Excess Funds. Annual Excess Funds are defined as EBITDA, as determined by Generally Accepted Accounting Principles ("GAAP"), for the immediately preceding four quarters, less payments made for interest, income tax, capital expenditures, capital lease payments, required term loan principal payments, and permanent revolver paydowns. For 2001 only, EBITDA shall exclude income arising as a result of excess prior period restructuring/transition accruals and shall be reduced by cash payments on prior period restructuring/transition accruals. Mandatory loan prepayments will be applied first to the permanent reduction of the Bridge Loan Commitment and second to the Term Facility. Any Term Facility prepayments will be applied to the reduction of the remaining scheduled amortization payments in inverse order of maturity.

         On March 31, 2001, the Company entered into a First Amendment to the Credit Agreement (the "First Amendment"). The First Amendment (i) reduced the amount due under the bridge facility on March 31, 2001, (ii) revised certain covenants and financial ratios, (iii) extended the date by which the Company is required to obtain the approval of its shareholders, (the "Shareholder Approval") of an increase in the authorized shares of the Company's capital stock from February 28, 2001 until May 31, 2001, and (iv) waived the Company's non-compliance with certain financial reporting obligations through May 31, 2001. On March 31, 2001, the Company also entered into a First Amendment to the Convertible Note Agreement, Warrant Agreement, and Warrants providing for the extension of the date by which the Company is required to obtain the Shareholder Approval. The Company has requested a further extension of the date by which the Shareholder Approval is required. Since the Company will not have obtained the Shareholder Approval by May 31, 2001, if the lenders do not consent to the extension, the Company will be in default under the Credit Agreement.

         Additional Overview. Managed care revenues are derived principally from fixed premium payments received by the Company pursuant to its managed care contracts on a capitated or risk-sharing basis. The Company also receives fees for the provision of certain administrative services related to its fee-for-service plans. Pursuant to its capitated managed care contracts, the Company receives a fixed premium payment per-member-month for a predetermined benefit level of eye care services, as negotiated between the Company and the payor. Profitability of the Company's capitated managed care contracts is directly related to the specific terms negotiated, utilization of eye care services by member patients and the effectiveness of administering the contracts. Although the terms and conditions of the Company's managed care contracts vary considerably, they typically have a one-year term with automatic annual renewals unless either party elects to terminate the contract pursuant to its terms.

RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total revenues, certain items in the Company's statement of operations for the periods indicated. As a result of the changes occurring in the Company's business, including, but not limited to the shift in operating focus, changes in the Company's managed care business, the Company's exiting the PPM and ASC/RSC businesses, the Company's settlement of claims with numerous unsecured creditors and issues relating to the Company's accessibility to future working capital, the overall results should not necessarily be relied upon as being indicative of future operating performance.

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        2000            2001
                                                                       ------          ------
         Revenues:
           Managed care .....................................           100.0%          100.0%
                                                                        -----           -----
               Total revenues ...............................           100.0           100.0
                                                                        -----           -----
         Operating expenses:
           Medical claims ...................................            72.2            66.6
           General and administrative .......................            40.4            19.2
           Depreciation and amortization ....................             5.1             3.8
          Special Items:
           Restructuring and other charges (credit) .........             -0-            (2.8)
           Other charges and credits ........................             -0-            (2.6)
                                                                        -----           -----
               Total operating expenses .....................           117.7            84.2
                                                                        -----           -----
         Income (loss) from operations ......................           (17.7)           15.8
         Interest expense ...................................           (13.4)           (8.7)
         Other Income .......................................             0.0             1.1
                                                                        -----           -----
          Income (loss) from continuing operations ..........           (31.1)            8.2

         Discontinued operations:
               Income (loss) from discontinued operations ...             4.5             0.0
               Income (loss) from disposal discontinued
               operations ...................................            (0.1)            5.6
                                                                        -----           -----
          Income (loss) before extraordinary item ...........           (26.7)           13.8

               Extraordinary items-costs associated with
                 Opticare Health Systems, Inc. ..............            (7.5)            -0-
               Extraordinary Items - forgiveness of
                 Indebtedness ...............................             -0-             4.6
                                                                        -----           -----

         Net Income (loss) ..................................           (34.2)%          18.4%
                                                                        =====           =====
         Medical claims ratio ...............................            72.2%           66.6%
                                                                        =====          ======


THREE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2000

Revenues.

         Revenues decreased 14.1% from $13.5 million for the three months ended March 31, 2000 to 11.6 million for the three months ended March 31, 2001. This decrease was primarily due to the termination of several non-profitable contracts in 2000.

         Medical claims expense decreased 20.8% from $9.7 million for the three months ended March 31, 2000 to $7.7 million for the three months ended March 31, 2001. The Company's medical claims ratio decreased from 72.2% for the three months ended March 31, 2000 to 66.6% for the three months ended March 31, 2001. Medical claims expense consists of payments by the Company to its affiliated providers for vision care. This improvement in claims expense was partially due to the termination of certain unprofitable contacts and price increases in others.

General and Administrative.

         General and administrative expenses decreased 59.3% from $ 5.4 million for the three months ended March 31, 2000 to $2.2 million for the three months ended March 31, 2001. General and administrative expenses consist mainly of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters and its managed care service centers as well as professional fees, advertising, building and occupancy costs, operating lease expenses and other costs related to the maintenance of a headquarters operation. Expenses as a percentage of revenue also decreased dramatically from 40.4% for the three months ended March 31, 2000 to 19.2% for the three months ended March 31, 2001. Management has been aggressively reducing staff and related overhead expenses in an effort to bring overall general and administrative expenses in line with the current run rate of the continuing business, including the consolidation of the managed care and corporate operations.

Depreciation and Amortization.

         Depreciation and amortization expense decreased from $.7 million for the three months ended March 31, 2000 to $.4 million for the three months ended March 31, 2001. As a percentage of revenues, depreciation and amortization expense decreased from 5.1% for the three months ended March 31, 2000 to 3.8% for the three months ended March 31, 2001 due to the consolidation of offices.

Interest Expense.

         Interest expense decreased 44.5% from $1.8 million for the three months ended March 31, 2000 to $1.0 million for the three months ended March 31, 2001. Average borrowings were approximately $4 million higher in the first quarter of 2000 versus the same period in 2001. The remainder of the lower expense was due to reduced interest rates.

Discontinued Operations.

         During the first quarter of 2001, the Company sold five refractive and ambulatory surgery centers for cash consideration of $3.7 million. During the second quarter of 2001, the Company received cash consideration of approximately $750,000 for the sale of its interests in three additional refractive and ambulatory surgery centers.

Extraordinary Items.

         The extraordinary gain of approximately $0.5 million represents forgiveness of indebtedness as a result of a settlement agreement with The Source Buying Group.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings and private debt and equity financing. Net cash provided by operating activities for the three months ended March 31, 2001 was $0.1 million as compared to net cash used in operating activities of $3.4 million for the three months ended March 31, 2000.

          The Company currently has insufficient liquidity and capital resources to meet its obligations to unsecured creditors and mandatory principal payments due to the Company's lenders.

         Additionally, the Company may have to post additional cash reserves to meet reserve/solvency requirements for its managed care operations. The Company cannot estimate the amount, if any, of such reserve requirements at this time.

         Net cash used in investing activities for the three months ended March 31, 2000 was $0.1 million resulting from purchases of medical equipment, office furniture and capitalized acquisition costs. Net cash provided by investing activities for the three months ended March 31, 2001 was $3.5 million and resulted from proceeds of the sale of the ASC/RSC businesses.

         Net cash used in financing activities for the three months ended March 31, 2001 of $3.8 million was primarily attributable to paying down existing debt as compared to net cash provided by financing activities of $0.4 for the three months ended March 31, 2000.

          On November 10, 2000 the Company amended and restated its credit agreement dated July 1, 1998, as previously amended (the "Credit Agreement"). The $64.2 million restated and amended credit facility consists of a $3.0 million revolving loan, $45.8 million term loan and $6.4 million convertible note with maturity dates of October 31, 2003 and a $9.0 million bridge loan which matures on October 31, 2002. Quarterly principal repayments under the term loan of $0.5 million begin March 31, 2002. The bridge loan was reduced to $5.3 million in the first quarter of 2001 and is required to be further reduced by $1.0 million on June 30, 2001, by $0.5 million on September 30, 2001 and by $0.5 million on December 31, 2001, with a balloon payment due at maturity. Mandatory principal payments are required from 100% of the proceeds of any asset sale. In addition, mandatory prepayments are required from 75% of Annual Excess Funds. Annual Excess Funds are defined as EBITDA, as determined by Generally Accepted Accounting Principles
("GAAP"), for the immediately preceding four quarters, less payments made for interest, income tax, capital expenditures, capital lease payments, required term loan principal payments, and permanent revolver paydowns. For 2001 only, EBITDA shall exclude income arising as a result of excess prior period restructuring/transition accruals and shall be reduced by cash payments on prior period restructuring/transition accruals. Mandatory loan prepayments will be applied first to the permanent reduction of the Bridge Loan Commitment and second to the Term Facility. Any Term Facility prepayments will be applied to the reduction of the remaining scheduled amortization payments in inverse order of maturity.

         On March 31, 2001, the Company entered into a First Amendment to the Credit Agreement (the "First Amendment"). The First Amendment (i) reduced the amount due under the bridge facility on March 31, 2001, (ii) revised certain covenants and financial ratios, (iii) extended the date by which the Company is required to obtain the approval of its shareholders, (the "Shareholder Approval") of an increase in the authorized shares of the Company's capital stock from February 28, 2001 until May 31, 2001, and (iv) waived the Company's non-compliance with certain financial reporting obligations through May 31, 2001. On March 31, 2001, the Company also entered into a First Amendment to the Convertible Note Agreement, Warrant Agreement, and Warrants providing for the extension of the date by which the Company is required to obtain the Shareholder Approval. The Company has requested a further extension of the date by which the Shareholder Approval is required. Since the Company will not have obtained the Shareholder Approval by May 31, 2001, if the lenders do not consent to the extension, the Company will be in default under the Credit Agreement.

            Management has been aggressively reducing staff and related overhead spending, carefully managing business unit operating cash flow and working toward completing the divestiture of the Refractive and Ambulatory Surgery Center businesses in an effort to further improve the Company's liquidity position and restore profitability. Additionally, during the first quarter of 2001, the Company engaged an investment banking firm to assist it in evaluating strategic alternatives which may include private debt or equity financing, the sale of one or more business units or the entire company. There can be no assurance that the proceeds which may be realized by the Company from such a transaction, if one were to occur, would be sufficient to satisfy the Company's obligations under the Credit Agreement or to its unsecured creditors, or that sufficient proceeds would remain for the benefit of the shareholders. In the event the Company's efforts are not successful, the Company will have to restructure its obligations under the Credit Agreement. If such restructuring efforts are not successful, the Company may need to seek protection under the Federal Bankruptcy Code.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its Amended and Restated Credit Agreement, which is used to maintain liquidity and fund the Company's business operations. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company did not use derivative instruments to adjust the Company's interest rate risk profile during the three months ended March 31, 2001.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-Q, and certain information provided periodically in writing and orally by the Company's designated officers and agents contain certain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The terms "Vision Twenty-One," "Company," "we," "our" and "us" refer to Vision Twenty-One, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate," and similar expressions and variations thereof are intended to specifically identify forward-looking statements. Those statements appear in this Form 10Q, and the documents incorporated herein by reference, particularly "Management's Discussion and analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or officers with respect to, among other things:

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

         (iv) Any unexpected increases in or additional charges or losses related to the unwinding of the ASC/RSC centers;

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

         (xii) the inability to maintain or obtain required licensure in the states in which we operate; or any changes in state or federal governmental regulations which could materially affect our ability to operate;

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

         The Company is party to several lawsuits alleging medical malpractice by providers which were previously associated with the Company through certain of its discontinued operations. Several of these lawsuits have been referred to the Company's malpractice insurance carrier for defense and coverage; however, the Company is unable to determine whether its exposure, if any, would exceed its insurance coverage.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.)      Exhibits - See Exhibits under attached hereto.

         b.) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Baltimore, State of Maryland on May 21, 2001.


                                                VISION TWENTY-ONE, INC.,
                                                Registrant

                                                By: /s/ RICHARD W. JONES


                                                -------------------------------
                                                Richard W. Jones
                                                Chief Financial Officer

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

4.6*           Amendment No. 1 dated April 18, 1997 to that certain Note
               Purchase Agreement dated December 20, 1996, by and between Vision
               Twenty-One, Inc. and certain purchasers.(1)

4.7*           Note Purchase Agreement for 10% Senior Subordinated Series 1997
               Notes Due December 19, 1999 (Detachable Warrants Exchangeable into Common Stock) dated February 28, 1997 between Vision
               Twenty-One Inc. and Piper Jaffrey Healthcare Fund II Limited
               Partnership.(1)

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

4.36*          Waiver letter dated September 29, 2000 to the Amended and
               Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(30)

4.37* Waiver letter dated as of October 13, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(31)

4.38* Waiver letter dated as of October 27, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(31)

4.39*          Amended and Restated Credit Agreement dated as of November 10,
               2000 among Vision Twenty-One, Inc., the lenders party thereto and Bank of Montreal as Agent.(31)

4.40*          Convertible Note Agreement dated as of November 10, 2000
               Re: $6,385,000 7% convertible Senior Secured Notes Due
               October 31, 2003.(31)

4.41*          Registration Rights Agreement dates as of November 10, 2000 among
               Vision Twenty-One, Inc., and the Lenders thereto.(31)

4.42*          Warrant Agreement dates as of November 10, 2000 Re: Class A
               Warrants to Purchase Common Stock, Class B Warrants to purchase
               Common Stock.(31)

4.43* First Amendment to Amended and Restated Credit Agreement dates as of March 31, 2001, by and among Vision Twenty-One, Inc., the lenders party thereto and Bank of Montreal as Agent.(32)

4.44* First Amendment to Convertible Note Agreement, Warrant Agreement and Warrants dated as of March 31, 2001 by and among Vision
               Twenty-One, Inc., the lenders party thereto and Bank of Montreal as Agent.(32)

10.4*          Services Agreement dated September 9, 1996 between Vision
               Twenty-One, Inc., and Dr. Richard L. Lindstrom, M.D.(1)


10.5*          Vision Twenty-One, Inc. 1996 Stock Incentive Plan(1)

10.6*          Vision Twenty-One, Inc. Affiliated Professionals Stock Plan(1)

10.7*          Agreement dated May 10, 1996 between Vision Twenty-One, Inc. and
               Bruce S. Maller.(1)

10.8*          Advisory Agreement dated October 20, 1996 between Vision
               Twenty-One, and Bruce S. Maller.(1)

10.9*          Services Agreement dated March 10, 1996 between Vision
               Twenty-One, Inc. and the BSM Consulting Group.(1)

10.14*         Note Purchase Agreement for 10% Senior Subordinated notes Due
               December 19, 1999 (Detachable Warrants Exchangeable Into Common
               Stock) dated December 20, 1996 by and between Vision Twenty-One., and certain purchasers.(2)

10.15*         Amendment No. 1 dated April 18, 1997 to that certain Note
               Purchase Agreement dated December 20, 1996 and between Vision
               Twenty-One, Inc. and certain purchasers, filed as Exhibit 4.6 to this Report and incorporated herein by reference.(1)

10.16*         Note Purchase Agreement for 10% Senior Subordinated Series 1997
               Notes Due December 19, 1999 (Detachable Warrants Exchangeable
               Into Common Stock) by and between Vision Twenty-One Inc. and
               Piper Jaffray Healthcare Fund II Limited Partnership, filed as
               Exhibit 4.7 to this Report and incorporated herein by reference.(1)

10.17*         Amended and Restated Note and Warrant Purchase Agreement dated
               June 1997 and First Amendment to Amended and Restated Note and
               Warrant Purchase Agreement dated August 1997 between Vision
               Twenty-One, Inc. and Prudential Securities Group, Inc. filed as
               Exhibit 4.8 to this Report and incorporated herein by reference.(4)

10.18*         Form of Indemnification Agreement.(1)

10.22*         Business Management Agreement dated December 1, 1996 between
               Vision Twenty-One, Inc. and Gillette & Associates, #6965,
               P.A.(2)

10.24*         Business Management Agreement dated December 1, 1996 between Eye
               Institute of Southern Arizona, P.C. and ExcelCare, P.C. (as assigned to Vision Twenty-One, Inc.)(1)

10.27*         Business Management Agreement Dated December 1, 1996 between
               Vision Twenty-One, Inc. and Lindstrom Samuelson & Hardten
               Ophthalmology Associates, P.A.(1)

10.43*         Regional Services Agreement dated May 1997 between Vision
               Twenty-One, Inc. and Richard L. Lindstrom, M.D.(1)

10.47*         Form of Contract Provider agreement(2)

10.53*         Note Purchase Agreement dated October 1997 between Vision
               Twenty-One, Inc. and Prudential Securities Credit Corporation, filed as Exhibit 4.10 to this Report and incorporated herein by reference(9)

10.55*         Letter Agreement of October 2, 1997 by and between Prudential
               Securities Incorporated, as exclusive agent for obtaining a $50.0 million credit facility, and Vision Twenty-One, Inc.(9)

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

10.93*         Waiver letter dated September 29, 2000 to the Amended and
               Restated Credit Agreement by and among Vision Twenty-One, Inc., the banks who are a party thereto and Bank of Montreal as Agent.(30)

10.94* Amended and Restated Employment Agreement dated July 31, 2000 by and between Mark B. Gordon, O.D. and MEC Health Care, Block
               Vision, Inc. and Vision Twenty-One, Inc.(30)

10.95* Amended and Restated Employment Agreement dated July 31, 2000 by and between Ellen Gordon and MEC Health Care, Block Vision, Inc.
               and Vision Twenty-One, Inc.(30)

10.96* Amended and Restated Employment Agreement dated July 31, 2000 by and between Andrew Alcorn and MEC Health Care, Block Vision, Inc.
               and Vision Twenty-One, Inc.(30)

10.97* Amended and Restated Employment Agreement dated July 31, 2000 by and between Richard Jones and MEC Health Care, Block Vision, Inc.
               and Vision Twenty-One, Inc.(30)

10.98* Amended and Restated Employment Agreement dated July 31, 2000 by and between Howard Levin, O.D. and MEC Health Care, Block Vision,
               Inc. and Vision Twenty-One, Inc.(30)

10.99*         Warrant Agreement dated as of November 10, 2000 Re: Class A
               Warrants to Purchase Common Stock, Class B Warrants to purchase
               Common Stock.(31)

10.100* Waiver letter dated as of October 13, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(31)

10.101* Waiver letter dated as of October 27, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.(31)

10.102*        Amended and Restated Credit Agreement dated as of November 10,
               2000 among Vision Twenty-One, Inc., the lenders party hereto and Bank of Montreal as Agent.(31)

10.103*        Convertible Note Agreement dated as of November 10, 2000 Re:
               $6,385,000 7% convertible Senior Secured Noted Due October 31,
               2003.(31)

10.104*        Registration Rights Agreement dated as of November 10, 2000 among
               Vision Twenty-One, Inc., and the Lenders thereto.(31)

10.105* First Amendment to Amended and Restated Employment Agreement dated November 10, 2000 by and between Mark B. Gordon, O.D.,
               Vision Twenty-One, Inc. MEC Healthcare, Inc., and Block Vision,
               Inc.(32)

10.106* First Amendment to Amended and Restated Employment Agreement dated November 10, 2000 by and between Ellen Gordon, Vision
               Twenty-One, Inc., MEC Health Care, Inc., and Block Vision,
               Inc.(32)

10.107*        First Amendment to Amended and Restated Employment Agreement
               dated November 10, 2000 by and between Andrew Alcorn, Vision
               Twenty-One, Inc., MEC Health Care Inc., and Block Vision, Inc.
               (32)

10.108*        First Amendment to Amended and Restated Employment Agreement
               dated November 10, 2000 by and between Richard Jones, Vision
               Twenty-One, Inc., MEC Health Care Inc., and Block Vision, Inc.
               (32)

10.109*        First Amendment to amended and Restated Employment Agreement dated November 10, 2000 by and between Howard Levin, O.D., Vision
               Twenty-One, Inc., MEC Health Care, Inc., and Block Vision, Inc.
               (32)

10.110*        Agreement dated September 2000 by and between Vision Twenty-One,
               Inc., Optometric Associates of Florida, P.A., TNG Management,
               Inc. and Theodore N. Gillette.(32)

10.111*        Agreement dated September 14, 2000 by and between Vision
               Twenty-One, Inc., Minnesota Eye Consultants, P.A., Richard L.
               Lindstrom, M.D., David R. Hardten, M.D., Thomas W. Samuelson,
               M.D. and Laser Vision Centers, Inc.(32)

10.112* First Amendment to Amended and Restated Credit Agreement dated as of March 31, 2001, by and among Vision Twenty-One, Inc., the lenders party thereto and Bank of Montreal as Agent.(32)

10.113* First Amendment to Convertible Note Agreement, Warrant Agreement and Warrants dated as of March 31, 2001 by and among Vision
               Twenty-One, Inc., the lenders party thereto and Bank of Montreal as Agent.(32)

               Schedules (or similar attachments) have been omitted, and the Registrant agrees to furnish supplementary a copy of any omitted schedule to the Securities and Exchange Commission upon request.

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

(3)            Amendment No. 3 to Registration Statement on Form S-1 filed on
               August 14, 1997.

(4)            Amendment No. 4 to Registration Statement on Form S-1 filed on
               August 14, 1997.

(5)            Form 8-K filed September 30, 1997.

(6)            Registration Statement on Form S-1 filed on October 30, 1997
               (33-39031).

(7)            Amendment No.1 to Registration Statement on Form S-1 filed on
               November 3, 1997.

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

(26)           Form 10-K filed May 5, 2000.

(27)           Form 8-K filed July 31, 2000.

(28)           Form 10-Q filed August 14, 2000.

(29)           Form 8-K filed September 15, 2000.

(30)           Form 10-Q filed November 14, 2000.

(31)           Form 8-K filed December 5, 2000.

(32)           Form 10-K filed April 17, 2001.