Form 10-Q
period 2001-08-14
VISION TWENTY ONE INC
filed 2001-08-14
CIK 1020258

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

COMMISSION FILE NUMBER: 0-22977
VISION TWENTY-ONE, INC.
-------------------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

FLORIDA	59-3384581
----------------------------------------------	---------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

120 WEST FAYETTE STREET - SUITE 700
BALTIMORE, MARYLAND 21201
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

(410) 752-0121
-------------------------------------------------------------------------------
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
-------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No []
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
The registrant had 13,865,464 Shares outstanding as of August 8, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VISION TWENTY-ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30
	2000	2001	2000	2001
Revenues:
Managed Care ....................	$ 13,356,836	$ 11,561,405	$ 26,848,856	$ 23,146,369
	--------------	--------------	--------------	-------------
	$ 13,356,836	$ 11,561,405	$ 26,848,856	$ 23,146,369
Operating expenses:
Medical claims ..................	9,781,357	8,817,461	19,522,613	16,530,694
General and administrative ..............	6,530,256	2,400,192	11,986,766	4,620,672
Depreciation and amortization ............	703,585	458,428	1,392,166	903,176
Special items:
Restructuring credits...............	0	0	0	(319,982)
Other charges and credits..............	0	(3,611,578)	0	(3,912,786)
	--------------	----------------	--------------	-------------
Total operating expenses...............	$ 17,015,198	$ 8,064,503	$ 32,901,545	$ 17,821,774
	--------------	--------------	--------------	-------------
Income (loss) from operations..............	(3,658,362)	3,496,902	(6,052,689)	5,324,595

Interest expense, net..................	(1,798,901)	(635,371)	(3,613,177)	(1,641,417)
Loss on disposal of fixed assets, net	(17,026)	(8,093)	(17,026)	(8,093)
Other income....................		311,771	0	438,992
	---------------	-------------	--------------	-------------
Income (loss) from continuing operations........	$ (5,474,289)	$ 3,165,209	$(9,682,892)	$ 4,114,077

Discontinued operations:
Income from discontinued operations..........	300,784	0	902,166	0
Income on disposal of discontinued operations.....	189,448	426,004	182,296	1,080,649
	-----------	-------------	--------------	--------------
Income (loss) before extraordinary items.........	$ (4,984,057)	$ 3,591,213	$ (8,598,430)	$ 5,194,726
Extraordinary item-costs associated with Opticare Health Systems, Inc. merger.....................	(348,967)	0	(1,365,229)	0
Extraordinary item - forgiveness of indebtedness......	0	0	0	532,500
	--------------	--------------	--------------	-------------
Net income (loss)..................	$ (5,333,024)	$ 3,591,213	$ (9,963,659)	$ 5,727,226
	==========	==========	==========	=========
Basic earnings (loss) per common share:
Income (loss) from continuing operations.........	$ (0.39)	$ 0.23	$ (0.69)	$ 0.30
Net Income (loss)...................	(0.38)	0.26	(0.71)	0.41

Diluted earnings (loss) per common share
Income (loss) from continuing operations.........	$(0.39)	$ 0.06	$ (0.69)	$ 0.9
Net income (loss).........	$(0.38)	$ 0.07	$ (0.71)	$ 0.12
Net income (loss) per common share ............



See accompanying notes to the condensed consolidated financial statements.

VISION TWENTY-ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	JUNE 30,
	2000	2001
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents...................	$ 2,609,973	$ 2,516,605
Accounts receivable due from:
Managed health benefits payors................	914,730	663,628
ASC............................	3,700,000	0
Other.........................	241,968	43,328
Prepaid expenses and other current assets............./FONT	306,792	411,869
Current assets of discontinued operations.............	1,741,693	233,681
	---------------	--------------
Total current assets.....................	$ 9,515,156	$ 3,869,111

Fixed assets, net	701,253	876,575
Excess of purchase price over fair values of net assets acquired, net of accumulated amortization of approximately $4,959,000 and $5,770,000 at December 31, 2000 and June 30, 2001, respectively	42,027,315	41,216,729
Other assets.......................	1,175,547	1,178,532
Restricted cash..........................	1,718,844	1,748,017
Non current assets of discontinued operations..........	513,730	16,401
	--------------	--------------
Total assets.........................	$ 55,651,845	$ 48,905,365
	=========	=========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable.....................	$ 3,707,711	$ 768,059
Accrued expenses....................	2,088,658	1,385,370
Medical claims payable......................	4,461,219	3,587,213
Accrued compensation..................	881,785	572,956
Accrued restructuring charge.................	324,282	153,187
Accrued interest and loan fees...............	98,078	344,950
Amount due to ECCA..................	1,531,873	0
Current portion of long-term debt..............	64,737,500	59,452,185
Current portion of obligations under capital leases.......	57,131	77,607
Current liabilities of discontinued operations.........	590,216	110,082
	--------------	--------------
Total current liabilities....................	$ 78,478,453	$ 66,451,609

Obligations under capital leases, less current portion.......	104,332	100,066
Long-term debt, less current portion.............	0	0
Long-term liabilities of discontinued operations.........	641,780	0
	-----------------	--------------
Total liabilities....................	$ 79,224,565	$ 66,551,675

Stockholders' deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized: no shares issued...........................	0	0
Common stock, $.001 par value; 50,000,000 shares authorized; 13,860,176 (2000) and 13,865,464 (2001) shares issued and outstanding......	13,860	13,865
Additional paid in capital....................	89,030,522	89,056,717
Notes receivable......................	(172,984)	0
Accumulated deficit......................	(112,444,118)	(106,716,892)
	-----------------	-----------------

Total stockholders' deficit.....................	$ (23,572,720)	$ (17,646,310)
	----------------	--------------
Total liabilities and stockholders' deficit..............	$ 555,651,845	$ 48,905,365
	==========	=========

See accompanying notes to the condensed consolidated financial statements.

VISION TWENTY-ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2000	2001
OPERATING ACTIVITIES
Net income (loss).......................	$ (9,963,659)	$ 5,727,226
Adjustments to reconcile net income (loss) to net cash provided by (used in) Operating activities:
Net gain from discontinued operations............	(1,084,462)	(1,080,649)
Depreciation and amortization...............	1,392,166	903,176
Extraordinary items...................	1,365,229	(532,500)
Non-cash compensation expense..............	141,325	26,201
Other amortization...................	192,135	0
Loss on sale of assets	17,026	8,093
Changes in operating assets and liabilities:
Accounts receivable, net...................	(165,593)	449,742
Prepaid expenses and other current assets...........	(53,078)	(105,077)
Other assets and restricted cash...............	(264,177)	(32,158)
Accounts payable...................	(2,020,887)	(2,939,651)
Accrued expenses ....................	798,766	(703,288)
Accrued compensation..................	500,569	(308,829)
Accrued restructuring charge..............	(72,651)	(324,283)
Accrued interest and loan fees.............	3,132,360	246,872
Medical claims payable................	(942,822)	(874,006)
	--------------	-------------
Net cash provided by (used) in operating activities ......	$ (7,027,753)	$ 460,869

INVESTING ACTIVITIES
Payments for fixed assets, net ..........................................	(230,688)	(218,611)
Net proceeds from sale of ASC.............	0	3,492,521
	--------------	-------------
Net cash provided by (used in) investing activities ..........	$ (230,688)	$ 3,273,910
FINANCING ACTIVITIES
Proceeds from credit facility .............................................	2,333,085	0
Payments on capital lease obligations and long term debt....	(1,567,253)	(4,786,606)
	-------------	-------------
Net cash provided by (used in) financing activities .......	$ 765,832	$ (4,786,606)
	-------------	-------------
DISCONTINUED OPERATIONS
Operating activities...............................	1,467,167	968,166
Investing activities ...............................	4,320,553	0
Financing activities .......................	(57,241)	(9,707)
	-------------	-------------
Cash provided by discontinued operations ........	$ 5,730,479	$ 958,459
	-------------	-------------
Decrease in cash and cash equivalents ..........................	(762,130)	(93,368)
Cash and cash equivalents at beginning of period .........	4,807,944	2,609,973
	-------------	-------------
Cash and cash equivalents at end of period ..............	$ 4,045,814	$ 2,516,605
	========	========

See accompanying notes to the condensed consolidated financial statements.

VISION TWENTY-ONE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

JUNE 30, 2001

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Vision Twenty-One, Inc. ("Vision Twenty-One" hereinafter referred to as the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

2. RECLASSIFICATION OF FINANCIAL STATEMENTS

As a result of the Company's exit from the physician practice management ("PPM") business and the ambulatory surgery center/refractive surgery center ("ASC/RSC") business, the Company has accounted and reported for these business segments as discontinued operations. Consequently, prior period financial statements have been restated to reflect discontinued operations treatment for the results of these business segments.

3. INCOME (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted income (loss) per share:

THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
2000	2001	2000	2001

Numerator:
Numerator for basic earnings per share-net income (loss)	$(5,333,024)	$ 3,591,213	$ (9,963,659)	$ 5,727,226
Add 7% convertible notes interest......	0	111,432	0	223,220
--------------	-------------	--------------	-------------
Numerator for diluted earnings per share	$(5,333,024)	$ 3,702,645	$ (9,963,659)	$ 5,950,446
Denominator :.
Denominator for basic earnings per share- weighted average shares.......	13,925,208	13,863,156	13,982,386	13,865,464
Assumed 7% convertible notes.......	0	36,445,033	0	35,823,988
--------------	-------------	--------------	-------------
Numerator for diluted earnings per share	13,925,208	50,308,189	13,982,386	49,689,452
Basic earnings (loss) per common share:
Income (loss) from continuing operations	$ (0.39)	$ 0.23	$ (0.69)	$ 0.30
Income from discontinued operations	0.02	0	0.06	0
Income on disposal of discontinued operations	0.01	0.03	0.01	0.07
--------------	-------------	--------------	-------------
Income (loss) before extraordinary items	(0.36)	0.26	(0.62)	0.37
Extraordinary item-costs associated with Opticare Health Systems, Inc. Merger	(0.02)	0	(0.09)	0
Extraordinary item-forgiveness of indebtedness	0	0	0	0.04
--------------	-------------	--------------	-------------
Basic net income (loss) per common share	$ (0.38)	$ 0.26	$ (0.71)	$ 0.41

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$ (0.39)	$ 0.06	$ (0.69)	$ 0.09
Income from discontinued operations	0.02	0	0.06	0
Income on disposal of discontinued operations	0.01	0.01	0.01	0.02
--------------	-------------	--------------	-------------
Income (loss) before extraordinary items	(0.36)	0.07	(0.62)	0.11
Extraordinary item-costs associated with Opticare Health Systems, Inc. Merger	(0.02)	0	(0.09)	0
Extraordinary item-forgiveness of indebtedness	0	0	0	0.01
--------------	-------------	-------------	-----------
Diluted net income (loss) per common share	$ (0.38)	$ 0.07	$ (0.71)	$ 0.12

There were no dilutive securities included in the computations of income (loss) per share in three and six month periods ended June 30, 2000 because the Company incurred a loss from continuing operations. Options and warrants to purchase shares of common stock were not included in the computation of diluted income (loss) per share in the three and six month periods ended June 30, 2001 because the effect would have been anti-dilutive.

4. SPECIAL ITEMS

The accrued restructuring charge of approximately $324,000 at December 31, 2000 was reduced by approximately $320,000 during the three-month period ended March 31, 2001. The reduction was related to a reversal of severance costs as a result of an employee settlement.

The Company settled most outstanding payables from prior periods for approximately $3,600,000 and $3,900,000 less than the carrying amount during the three and six month periods ended June 30, 2001, and has included them in other charges and credits in the accompanying statements of operations.

5. DISCONTINUED OPERATIONS

Effective August 31, 1999, the Company completed the sale of Vision World, Eyecare One Corp., and The Eye DRx (the "Retail Optical Chains") to Eye Care Centers of America, Inc. ("ECCA"). In connection with this transaction, the Company received approximately $37,300,000 in cash, of which approximately $1,250,000 was utilized to fund an escrow arrangement between the parties relative to terms under the agreement. Based on post-closing adjustments, the final sales price was approximately $31,800,000, and the Company had recorded a liability of approximately $4,032,000 to ECCA, net of escrow, with respect to such post-closing adjustments in 1999. In September 2000, the Company and ECCA reached a comprehensive resolution of all disputed matters which provided for, among other things, the reduction in the post-closing adjustment liability from $4.0 million to $1.5 million. In July 2001, the Company and ECCA reached final resolution of the liability for the post-closing adjustment and the Company made a $153,187 settlement payment to ECCA in complete satisfaction of this obligation.. The approximately $1,400,000 difference in carrying amount of the obligation and the ultimate settlement is included in the approximately $3,600,000 in other charges and credits for the three month period ended June 30, 2001 (see Special Items).

On October 25, 1999, the Company announced its intent to exit the business of managing optometry and ophthalmology practices. This represented a crucial step in the Company's strategy of focusing its corporate resources on expanding its managed care business. The exit of the PPM business, completed in September, 2000, was accomplished through the sale of the practice assets back to the physicians or affiliates, the termination of management agreements and the restructuring of certain refractive surgery center facility access agreements. The terms of each managed practice divestiture were subject to the prior approval of the lenders under the Company's credit facilities, as well as the Company's Board of Directors.

During the third quarter of 2000, the Company announced its intent to exit the business of owning and managing ASC/RSC centers. The Company sold substantially all of the assets and liabilities of five refractive and ambulatory surgery centers to American Surgisite Management Services Organization, Inc. and R.E.S.C., LLC, for cash consideration of $3,700,000. The transaction closed in the first quarter of 2001 with an effective date of December 31, 2000. The Company withdrew as a member of Suffolk Eye Management Associates, LLC and received cash consideration of $100,000 for its membership interest. The transaction closed in the second quarter of 2001 with an effective date of December 8, 2000. During the second quarter of 2001, the Company also disposed of its partnership interest in Pasco Surgery Center, LLP for cash consideration of $550,000, and ceased operations of its refractive surgery center in Phoenix, Arizona and retained cash of approximately $103,000.

The total income of the discontinued operations of approximately $426,000 and $1,081,000 for the three and six months ended June 30, 2001, and reflects profits from operations during the period prior to the sale.

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

The operating results of these discontinued operations are summarized as follows:

THREE MONTHS ENDED JUNE 30,	SIX MONTHS ENDED JUNE 30,
2000	2001	2000	2001
Revenues	$3,774,705	$ 0	$8,161,722	$0
Operating expenses	3,473,921	0	7,259,556	0
--------------	----------	--------------	----------
Income from discontinued operations	300,784	0	902,166	0
--------------	-----------	--------------	-----------
Income on disposal	189,449	426,004	182,296	1,080,649
--------------	-----------	--------------	-----------
Total income of discontinued operations	$490,233	$426,004	$1,084,462	$1,080,649

The operating expenses of the discontinued operations for the three and six months ending June 30, 2000 include an allocation of amortization expense of intangible assets of approximately $37,000 and $73,000, respectively.

6. EXTRAORDINARY ITEMS

As a result of the termination of the merger agreement with Opticare Health Systems, Inc. and OC Acquisition Corp., professional fees incurred in connection with the proposed merger of approximately $1.0 million for the six months ended June 30, 2000 were expensed and reported as an extraordinary item.

In March 2001, the Company settled litigation with The Source Buying Group, Inc. for $30,000. As a result of the settlement with The Source Buying Group, Inc., the Company recognized an extraordinary gain on forgiveness of indebtedness of $532,500 during the six-month period ended June 30, 2001.

7. LITIGATION
During the quarter for which this report is filed, there have been no material developments to previously reported legal proceedings.

Except as previously reported, or as described in the section of this report captioned "Part II, Item1. Legal Proceedings," the Company is not a party to any material litigation and is not aware of any threatened material litigation.

Management of the Company is unable to determine the impact, if any, that the resolution of the reported pending lawsuits will have on the financial position or results of operations of the Company. However, there can be no assurance that the resolution of the reported pending lawsuits will not have a material adverse effect on the Company and further contribute to its negative financial operations.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No.142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, for the three and six months ended June 30, 2001, the Company recognized $0.4 million and $0.7 million of goodwill amortization, respectively.

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

During 2000, the Company completely divested itself of the PPM business in order to focus on the managed care business. The PPM divestiture required multiple transactions involving the sale of practice assets, typically back to the doctors or their affiliates, and the termination of management agreements. This divestiture program commenced late in the fourth quarter of 1999 and was completed by September 30, 2000. During the third quarter of 2000 the Company similarly announced its plans to exit the ASC/RSC business to further focus on managed care business. During the first and second quarters of 2001, the Company completed the divestiture of eight refractive and ambulatory surgery centers. See Note 5 to Condensed Consolidated Financial Statements.

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

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30
	2000	2001	2000	2001
Revenues:
Managed care...........	100.0%	100.0%	100.0%	100.0%
	---------	--------	---------	--------
Total revenues.............................	100.0%	100.0%	100. 0%	100.0%
	----------	--------	----------	--------
Operating expenses:
Medical claims...........	73.2	76.2	72.7	71.4
General and administrative........	48.9	20.7	44.6	20.0
Depreciation and amortization...................	5.3	4.0	5.2	3.9
Special Items:
Restructuring and other charges (credit)	0.0	0.0	0.0	(1.4)
Other charges and credits	0.0	(31.2)	0.0	(16.9)
	---------	--------	----------	--------
Total operating expenses.................	127.4%	69.7%	122.5%	77.0%
	----------	---------	----------	--------
Income (loss) from operations.......................	(27.4)	30.3	(22.5)	23.0%
Interest expense ................................	(13.5)	(5.5)	(13.5)	(7.1)
Loss on the disposal of fixed assets...	(0.1)	(0.1)	(0.1)	(0.1)
Other Income............	0.0	2.7	0.0	1.9
	----------	---------	----------	--------
Income (loss) from continuing operations..............	(41.0%)	27.4%	(36.1%)	17.7%
Discontinued operations:
Income from discontinued operations.	2.3	0.0	3.4	0.0
Income on disposal of discontinued Operations	1.4	3.7	0.7	4.6
	--------	--------	----------	--------
Income (loss) before extraordinary items	(37.3%)	31.1%	(32.0%)	22.3%

Extraordinary items-costs associated with Opticare Health Systems, Inc......	(2.6)	0.0	(5.1)	0.0
Extraordinary Items-forgiveness of Indebtedness...	(0.0)	0.0	0.0	2.3
	----------	---------	----------	---------
Net Income (loss)..........	(39.9%)	31.1%	(37.1%)	24.6%
	=======	=======	=======	=======
Medical claims ratio..........................	73.2%	76.2%	72.7%	71.4%

Three-Month Period Ended June 30, 2001 Compared to Three-Month Period Ended June 30, 2000
Revenues.

Revenue decreased 13.4% from $13.4 million for the three months ended June 30, 2000 to $11.6 million for the three ended June 30, 2001. This decrease was primarily due to the withdrawal from the Medicare market by several of our contracted plans.

Medical Claims.

Medical claims expense decreased 9.9% from $9.8 million for the three months ended June 30, 2000 to $8.8 million for the three months ended June 30, 2001. The Company's medical claims ratio increased from 73.2% for the three months ended June 30, 2000 to 76.2% for the three months ended June 30, 2001. Medical claims expense consists of payments by the Company to its affiliated providers for vision care. Claims expense decreased as a result of the decreased Medicare market while the medical loss ratio increased because of the lost profit from these contracts.

General and Administrative.

General and administrative expenses decreased 63.2% from $6.5 million for the three months ended June 30, 2000 to $2.4 million for the three months ended June 30, 2001. General and administrative expenses consist mainly of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters. Additionally, it includes the operating staff of its managed care service centers as well as professional fees, occupancy costs and other related costs. Expenses as a percentage of revenue also decreased from 48.9% for the three months ended June 30, 2000 to 20.7% for the three months ended June 30, 2001. Management has been aggressively reducing staff and related overhead expenses in an effort to bring overall general and administrative expenses in line with the current run rate of the continuing businesses, including the consolidation of the managed care operations and corporate operations.

Depreciation and Amortization.

Depreciation and amortization expense decreased from $0.7 million for the three months ended June 30, 2000 to $0.5 million for the three months ended June 30, 2001. As a percentage of revenues, depreciation and amortization expense decreased from 5.3% for the three months ended June 30, 2000 to 4.0% for the three months ended June 30, 2001 due to the consolidation of offices.

Special Items.
Other charges and credits of $3.6 million for the three months ended June 30, 2001 were the result of settling outstanding payables from prior periods for less than their carrying amounts.
Interest Expense.

Interest expense decreased 64.7% from $1.8 million for the three months ended June 30, 2000 to $0.6 million for the three months ended June 30, 2001. Even though average borrowings are approximately $1.0 million higher in the second quarter of 2001 versus the same period in 2000, interest expense dropped due to reduced interest rates.

Discontinued Operations.
Income on disposal of discontinued operations increased 124.9% from $0.2 million for the three months ended June 30, 2000 to $0.4 million for the three months ended January 30, 2001.
Six-Month Period Ended June 30, 2001 Compared to Six-Month Period Ended June 30, 2000
Revenues.

Revenues decreased 13.8% from $26.8 million for the six months ended June 30, 2000 to $23.1 million for the six months ended June 30, 2001. This decrease was primarily due to the withdrawal from the Medicare market by several of our contracted plans.

Medical Claims.

Medical claims expense decreased 15.3% from $19.5 million for the six months ended June 30, 2000 to $16.5 million for the six months ended June 30, 2001. The Company's medical claims ratio decreased from 72.7% for the six months ended June 30, 2000 to 71.4% for the six months ended June 30. 2001. Medical claims expense consists of payments by the Company to its affiliated providers for vision care.

General and Administrative

General and administrative expenses decreased 61.5% from $12.0 million for the six months ended June 30, 2000 to $4.6 million for the six months ended June 30, 2001 General and administrative expenses consist mainly of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters. Additionally, it includes the operating staff of its managed care service centers as well as professional fees, occupancy costs and other related costs. Expenses as a percentage of revenue also decreased dramatically from 44.6% for the six months ended June 30, 2000 to 20.0% for the six months ended June 30, 2001. Management has been aggressively reducing staff and related overhead expenses in an effort to bring overall general and administrative expenses in line with the current run rate of the continuing business, including the consolidation of the managed care and corporate operations.

Depreciation and Amortization

Depreciation and amortization expense decreased from $1.4 million for the six months ended June 30, 2000 to $0.9 million for the six months ended June 30, 2001. As a percentage of revenues, depreciation and amortization expense decreased from 5.2% for the six months ended June 30, 2000 to 3.9% for the six months ended June 30, 2001 due to the consolidation of offices.

Special Items.
Restructuring credits of $0.3 million were recognized for the six months ended June 30, 2001. This credit was related to a reversal of severance costs as a result of an employee settlement.
Other charges and credits of $3.9 million for the six months ended June 30, 2001 were the result of settling outstanding payables from prior periods for less than their carrying amounts.
Interest Expense.

Interest expense decreased 54.6% from $3.6 million for the six months ended June 30, 2000 to $1.6 million for the six months ended June 30, 2001. Even though average borrowings were approximately $0.2 million higher for the six months ended June 30, 2001 versus the same period in 2000, interest expense dropped due to reduced interest rates.

Discontinued Operations.
During the six months ended June 30, 2001, the Company sold eight refractive and ambulatory surgery centers for cash considerations of approximately $4.4 million.
Extraordinary Items.
The extraordinary gain of approximately $0.5 million represents forgiveness of indebtedness as a result of a settlement agreement with The Source Buying Group.
LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings and private debt and equity financing. Net cash provided by operating activities for the six months ended June 30, 2001 was $0.5 million as compared to net cash used in operating activities of $7.0 million for the six months ended June 30, 2000.

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

Net cash used in investing activities for the six months ended June 30, 2000 was $0.2 million resulting primarily from purchases of office equipment and furniture. Net cash provided by investing activities for the six months ended June 30, 2001 was $3.3 million and resulted from proceeds of the sale of the ASC/RSC businesses.

Net cash used in financing activities for the six months ended June 30, 2001 of $4.8 million was primarily attributable to paying down existing debt as compared to net cash provided by financing activities of $0.8 for the six months ended June 30, 2000.

On November 10, 2000 the Company amended and restated its credit agreement dated July 1, 1998, as previously amended (the "Credit Agreement"). The $64.2 million restated and amended credit facility consists of a $3.0 million revolving loan, $45.8 million term loan and $6.4 million convertible note with maturity dates of October 31, 2003 and a $9.0 million bridge loan which matures on October 31, 2002. Quarterly principal repayments under the term loan of $0.5 million begin March 31, 2002. The bridge loan was reduced to $5.3 million in the first quarter of 2001, to $4.3 million in the second quarter of 2001 and is required to be further reduced by $0.5 million on September 30, 2001 and by $0.5 million on December 31, 2001, with a balloon payment due at maturity. Mandatory principal payments are required from 100% of the proceeds of any asset sale. In addition, mandatory prepayments are required from 75% of Annual Excess Funds. Annual Excess Funds are defined as Earnings Before Interest, Taxes, Depreciation and Amortization "EBITDA", as determined by Generally Accepted Accounting Principles ("GAAP"), for the immediately preceding four quarters, less payments made for interest, income tax, capital expenditures, capital lease payments, required term loan principal payments, and permanent revolver paydowns. For 2001 only, EBITDA shall exclude income arising as a result of excess prior period restructuring/transition accruals and shall be reduced by cash payments on prior period restructuring/transition accruals. Mandatory loan prepayments will be applied first to the permanent reduction of the Bridge Loan Commitment and second to the Term Facility. Any Term Facility prepayments will be applied to the reduction of the remaining scheduled amortization payments in inverse order of maturity.

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

On May 31, 2001, the Company entered into a Second Amendment to the Credit Agreement and a Second Amendment to the Convertible Note Agreement, Warrant Agreement, and Warrants (collectively, the "Second Amendments"). The Second Amendments extended the date by which the Company is required to obtain the Shareholder Approval from May 31, 2001 until July 15, 2001.

On July 12, 2001 the Company entered into a Third Amendment to the Credit Agreement and a Third Amendment to the Convertible Note Agreement, Warrant Agreement, and Warrants (collectively, the "Third Amendments"). The Third Amendments extended the date by which the Company is required to obtain the Shareholder Approval from July 15, 2001 until September 30, 2001.

Management has been aggressively reducing staff and related overhead spending, carefully managing business unit operating cash flow and working toward completing the divestiture of the ASC/RSC business in an effort to further improve the Company's liquidity position and restore profitability. Additionally, during the first quarter of 2001, the Company engaged an investment banking firm to assist it in evaluating strategic alternatives which may include private debt or equity financing, the sale of one or more business units or the sale of the entire Company. In August 2001, the Company received indications of interest regarding the possible acquisition of the Company's managed care business which the Company is currently evaluating. There can be no assurance that the Company will be able to reach an agreement regarding the terms of such a transaction. Moreover, there can be no assurance that the proceeds which may be realized by the Company from such a transaction, if one were to occur, would be sufficient to satisfy the Company's obligations under the Credit Agreement or to its unsecured creditors, or that sufficient proceeds would remain for the benefit of the shareholders. In the event the Company's efforts are not successful, the Company will have to restructure its obligations under the Credit Agreement. If such restructuring efforts are not successful, the Company may need to seek protection under the Federal Bankruptcy Code.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its Credit Agreement, which is used to maintain liquidity and fund the Company's business operations. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material in the short term. Pursuant to the Credit Agreement, commencing in November 2002, the interest rate on all remaining debt will increase to prime plus 2%. The Company did not use derivative instruments to adjust the Company's interest rate risk profile during the six months ended June 30, 2001.

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

    our financial prospects;

    our exit from the ASC/RSC businesses;

    our financing plans including our ability to meet our obligations under our current credit facility and obtain satisfactory operating and working capital;

    trends affecting our financial condition or results of operations including our divestiture of business units;

    our operating strategy including the shift in focus to the managed care business;

    the impact on us of current and future governmental regulations;

    our current and future managed care contracts and the impact such contracts have on gross profit;

    our ability to maintain our relationships with providers;

    our ability to operate the managed care business efficiently, profitably and effectively;

    our integration of systems and implementation of cost savings and reduction plans;

    our expected savings from the restructuring programs;

    our current and expected future revenue and the impact of the consolidation of infrastructure and business divestitures may have on our future performance;

    our timely filing of Securities and Exchange Act Reports;

    the purported class action complaints filed against the Company;

    our contemplated restructuring of certain outstanding indebtedness;

    the issuance and expected issuance of a significant number of additional shares of Common Stock and securities convertible into Common Stock; and

xvii.the need for shareholder approval of a sufficient increase in the number of authorized shares of Common Stock to enable the Company to complete the financial restructuring.

You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

    our inability to sell the Company or, alternatively, certain business units and any potential losses arising therefrom;

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

    our inability to negotiate managed care contracts with HMOs;

    our inability to successfully and profitably operate our managed care business or for existing managed care contracts to positively impact gross profit;

    any adverse change in our medical claims to managed care revenue ratio;

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

    unexpected cost increases;

    our inability to successfully defend against the class action lawsuits, or any additional litigation that currently exists or may arise in the future;

    our inability to timely file our required reports with the SEC or to maintain the listing of our Common Stock on NASDAQ Bulletin Board;

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

    our stock price;

    in the event the Company becomes a debtor in Bankruptcy Court; and

    other factors including those identified in our filings from time-to-time with the SEC.

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

Pursuant to judicial orders, the lead plaintiffs filed an amended consolidated complaint on August 14, 1999. On October 11, 1999, the lead plaintiffs and Michael P. Block executed a stipulation dismissing without prejudice the action against Mr. Block. The Defendants filed a motion to dismiss the amended consolidated complaint on October 15, 1999. The lead plaintiffs served answering papers on December 3, 1999. The Defendant's motion to dismiss was granted in part on August 18, 2000. A Motion for Class Certification was filed on January 26, 2001. The parties are continuing in class certification discovery to enable the Defendants to respond to the Plaintiffs' Motion for Class Certification. The Company believes that it has substantial defenses to this matter and intends to assert them vigorously.

In July 2001 the Company was named as third-party defendant by Ocean County Eye Associates, P.C. ("OCEA"), Dr. Barinder Athwal, Dr. Omar Almallah and Dr. Anthony Interdonata as defendants/third-party plaintiffs in an action commenced by American Surgisite Management Services Organization ("ASMSO") in the Superior Court of New Jersey Law Division, Somerset County. ASMSO is seeking, among other things, a declaratory judgement to enforce the consent ("Consent") given by OCEA on February 26, 2001 regarding the Company's assignment to ASMSO of the Company's management contract ("Management Contract") with OCEA, due to OCEA's threat to rescind the Consent. OCEA is seeking, among other things, a declaratory judgement that the Consent is invalid, void and/or voidable on the grounds of duress. The defendents/third party plaintiffs also allege that the Company and ASMSO inadequately performed their obligations under the Management Contract in breach thereof. The Company believes that it has substantial defenses to this matter and intends to assert them vigorously.

The Company is party to a few lawsuits, including one commenced in July 2001, alleging medical malpractice by providers which were previously associated with the Company through certain of its discontinued operations. Certain of these lawsuits have been referred to the Company's malpractice insurance carrier for defense and coverage; however, the Company is unable to determine whether its exposure, if any, would exceed its insurance coverage. The Company is also unable to determine its exposure, if any, for those lawsuits for which it may not have insurance coverage.

ITEM 6. Exhibits and Reports on Form 8-K

  Exhibits - See Exhibits under attached hereto.

  Reports on Form 8-K. The Company filed a report on Form 8-K, during the quarter ended June 30, 2001 with respect to the Second Amendments to the Credit Agreement and related loan documents.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Baltimore, State of Maryland on August, 13, 2001.

VISION TWENTY-ONE, INC.,
Registrant

By: /s/ RICHARD W. JONES

Richard W. Jones
Chief Financial Officer

EXHIBIT INDEX

EXHIBIT

NUMBER EXHIBITS DESCRIPTION
3.1*	Amended and Restated Articles of Incorporation of Vision Twenty-One, Inc. (1)
3.2*	By-laws of Vision Twenty-One, Inc. (1)
4.5*

Note Purchase Agreement for 10% Senior Subordinated Notes due December 19, 1999 (Detachable Warrants Exchangeable Into Common Stock) dated December 20, 1996, by and between Vision Twenty-One, inc. and certain purchasers. (1)

4.6*	Amendment No. 1 dated April 18, 1997 to that certain Note Purchase Agreement dated December 20, 1996, by and between Vision Twenty-One, Inc. and certain purchasers. (1)
4.7*

Note Purchase Agreement for 10% Senior Subordinated Series 1997 Notes Due December 19, 1999 (Detachable Warrants Exchangeable into Common Stock) dated February 28, 1997 between Vision Twenty-One Inc. and Piper Jaffrey Healthcare Fund II Limited Partnership. (1)

4.8*

Amended and Restated Note and Warrant Purchase Agreement dated June 1997 and First Amendment to Amended and Restated Note and Warrant Purchase Agreement dated August 1997 between Vision Twenty-One, Inc. and Prudential Securities Group. (4)

4.9*	Credit facility commitment letter dated October 10, 1997 between Prudential Securities Credit Corporation and Vision Twenty-One, Inc. (5)
4.10*	Note Purchase Agreement dated October 1997 between Vision Twenty-One, Inc. and Prudential Securities Credit Corporation. (9)
4.11*	Letter Amendment dated December 30, 1997 to the Note and Warrant Purchase Agreement between Vision Twenty-One Inc. and Prudential Securities Credit Corporation. (10)
4.13*	Credit Agreement dated as of January 30, 1998 among Vision Twenty-One, Inc. and Bank of Montreal as Agent for a consortium of banks. (11)
4.14*	Amended and Restated Credit Agreement dated as of July 1, 1998 among Vision Twenty-One, Inc., and the Bank of Montreal as Agent for a consortium of banks. (15)
4.15*	First Amendment to the Amended and Restated Credit Agreement dated as of February 23, 1999 among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (18)
4.16*	Second Amendment to the Amended and Restated Credit Agreement dated as of June 11, 1999 among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (18)
4.17*	Third Amendment to the Amended and Restated Credit Agreement dated as of August 30, 1999 by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (19)
4.18*	Waiver Letter dated October 14, 1999 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (20)
4.19*

Fourth Amendment and Waiver to the Amended and Restated Credit Agreement dated as of November 12, 1999 by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (21)

4.20*	Fifth Amendment to the Amended and Restated Credit Agreement dated as of November 24, 1999 by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (22)
4.21*	Sixth Amendment to the Amended and Restated Credit Agreement dated as of December 3, 1999 by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (22)
4.22*	Seventh Amendment to the Amended and Restated Credit Agreement dated as of December 10, 1999 by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (22)
4.23*	Waiver Letter dated December 29, 1999 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (23)
4.24*	Waiver letter dated February 29, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (26)
4.25*	Waiver letter dated March 24, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (26)
4.26*	Waiver letter dated as of April 14, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (26)
4.27*	Waiver letter dated as of May 5, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (26)
4.28*	Waiver letter dated as of May 19, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (27)
4.29*	Waiver letter dated June 1, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (27)
4.30*	Waiver letter dated June 9, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (27)
4.31*	Waiver letter dated June 16, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (27)
4.32*	Waiver letter dated June 29, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who area party thereto and Bank of Montreal as Agent. (27)
4.33*	Waiver letter dated July 21, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (27)
4.34*	Waiver letter dated August 11, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent.
4.35*	Waiver letter dated September 8, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (29)
4.36*	Waiver letter dated September 29, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (30)
4.37*	Waiver letter dated as of October 13, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (31)
4.38*	Waiver letter dated as of October 27, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (31)
4.39*	Amended and Restated Credit Agreement dated as of November 10, 2000 among Vision Twenty-One, Inc., the lenders party thereto and Bank of Montreal as Agent. (31)
4.40*	Convertible Note Agreement dated as of November 10, 2000 Re:$6,385,000 7% convertible Senior Secured Notes Due October 31, 2003. (31)
4.41*	Registration Rights Agreement dates as of November 10, 2000 among Vision Twenty-One, Inc., and the Lenders thereto. (31)
4.42*	Warrant Agreement dates as of November 10, 2000 Re: Class A Warrants to Purchase Common Stock, Class B Warrants to purchase Common Stock. (31)
4.43*	First Amendment to Amended and Restated Credit Agreement dates as of March 31, 2001, by and among Vision Twenty-One, Inc., the Lenders party hereto and Bank of Montreal as Agent. (32)
4.44*

First Amendment to Convertible Note Agreement, Warrant Agreement and Warrants dated as of March 31, 2001 by and among Vision Twenty-One, Inc., the Lenders party hereto and Bank of Montreal as Agent. (32)

4.45*	Second Amendment to Amended and Restated Credit Agreement dated as of May 31, 2001, by and among Vision Twenty-One, Inc., the Lenders party hereto and Bank of Montreal as Agent. (33)
4.46*

Second Amendment to Convertible Note Agreement, Warrant Agreement and Warrants dated as of May 31, 2001 by and among Vision Twenty-One, Inc., the Lenders party thereto and Bank of Montreal as Agent. (33)

4.47	Third amendment to Amended and Restated Credit Agreement dated as of July 12, 2001, by and among Vision Twenty-One, Inc., the Lenders party thereto and Bank of Montreal as Agent.
4.48	Third Amendment to Convertible Note Agreement, Warrant Agreement and Warrants dated as of July 12, 2001 by and among Vision Twenty-One, Inc., the Lenders party thereto and Bank of Montreal as Agent.
10.4*	Services Agreement dated September 9, 1996 between Vision Twenty-One, Inc., and Dr. Richard L. Lindstrom, M.D. (1)
10.5*	Vision Twenty-One, Inc. 1996 Stock Incentive Plan (1)
10.6*	Vision Twenty-One, Inc. Affiliated Professionals Stock Plan (1)
10.7*	Agreement dated May 10, 1996 between Vision Twenty-One, Inc. and Bruce S. Maller. (1)
10.8*	Advisory Agreement dated October 20, 1996 between Vision Twenty-One, and Bruce S. Maller. (1)
10.9*	Services Agreement dated March 10, 1996 between Vision Twenty-One, Inc. and the BSM Consulting Group. (1)
10.14*

Note Purchase Agreement for 10% Senior Subordinated notes Due December 19, 1999 (Detachable Warrants Exchangeable Into Common Stock) dated December 20, 1996 by and between Vision Twenty-One., and certain purchasers. (2)

10.15*

Amendment No. 1 dated April 18, 1997 to that certain Note Purchase Agreement dated December 20, 1996 and between Vision Twenty-One, Inc. and certain purchasers, filed as Exhibit 4.6 to this Report and incorporated herein by reference. (1)

10.16*

Note Purchase Agreement for 10% Senior Subordinated Series 1997 Notes Due December 19, 1999 (Detachable Warrants Exchangeable Into Common Stock) by and between Vision Twenty-One Inc. and Piper Jaffray Healthcare Fund II Limited Partnership, filed as Exhibit 4.7 to this Report and incorporated herein by reference. (1)

10.17*

Amended and Restated Note and Warrant Purchase Agreement dated June 1997 and First Amendment to Amended and Restated Note and Warrant Purchase Agreement dated August 1997 between Vision Twenty-One, Inc. and Prudential Securities Group, Inc. filed as Exhibit 4.8 to this Report and incorporated herein by reference. (4)

10.18*	Form of Indemnification Agreement. (1)
10.22*	Business Management Agreement dated December 1, 1996 between Vision Twenty-One, Inc. and Gillette & Associates, #6965, P.A. (2)
10.24*	Business Management Agreement dated December 1, 1996 between Eye Institute of Southern Arizona, P.C. and ExcelCare, P.C. (as assigned to Vision Twenty-One, Inc.) (1)
10.27*	Business Management Agreement Dated December 1, 1996 between Vision Twenty-One, Inc. and Lindstrom Samuelson & Hardten Opthalmology Associates, P.A. (1)
10.43*	Regional Services Agreement dated May 1997 between Vision Twenty-One, Inc. and Richard L. Lindstrom, M.D. (1)
10.47*	Form of Contract Provider agreement (2)
10.53*	Note Purchase Agreement dated October 1997 between Vision Twenty-One, Inc. and Prudential Securities Credit Corporation, filed as Exhibit 4.10 to this Report and incorporated herein by reference (9)
10.55*	Letter Agreement of October 2, 1997 by and between Prudential Securities Incorporated, as exclusive agent for obtaining a $50.0 million credit facility, and Vision Twenty-One, Inc. (9)
10.56*	Letter Agreement of October 14, 1997 by and between Prudential Securities Incorporated, as exclusive financial adviser in the Block Acquisition, and Vision Twenty-One, Inc. (9)
10.57*

Letter Amendment dated December 30, 1997 to the Note and Warrant Purchase Agreement between Vision Twenty-One, Inc. and Prudential Securities Credit Corporation, filed as Exhibit 4.11 to this Report and incorporated herein by reference. (10)

10.59*

Credit Agreement dated as of January 30, 1998 among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent, filed as Exhibit 4.13 to this Report and incorporated herein by reference. (11)

10.60*	Amended and Restated Credit Agreement dated as of July 1, 1998 among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (15)
10.61*	First Amendment to the Amended and Restated Credit Agreement dated as of February 23, 1999 among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (18)
10.62*	Second Amendment to the Amended and Restated Credit Agreement dated as of June 11, 1999 among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (18)
10.65*	Third Amendment to the Amended and Restated Credit Agreement dated as of August 30, 1999 by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (19)
10.66*	Waiver Letter dated October 14, 1999 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (20)
10.67*

Fourth Amendment and Waiver to the Amended and Restated Credit Agreement dated as of November 12, 1999 by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (21)

10.72*	Fifth Amendment to the Amended and Restated Credit Agreement dated as of November 27, 1999 among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (22)
10.73*	Sixth Amendment to the Amended and Restated Credit Agreement dated as of December 3, 1999 among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (22)
10.74*	Seventh Amendment to the Amended and Restated Credit Agreement dated as of December 10, 1999 among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (22)
10.75*	Waiver letter dated December 29, 1999 to the Amended and Restated Credit Agreement among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (23)
10.76*	Waiver letter dated February 29, 2000 to the Amended and Restated Credit Agreement among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (26)
10.77*	Waiver letter dated March 24, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (26)
10.81*	Agreement and Plan of Merger and Reorganization among Vision Twenty-One, Inc., OC Acquisition Corp. and OptiCare Health Systems, Inc. (26)
10.82*	Waiver letter dated as of April 14, 2000 to the Amended and Restated Credit Agreement among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (26)
10.83*	Waiver letter dated as of May 5, 2000 to the Amended and Restated Credit Agreement among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (26)
10.84*	Waiver letter dated as of May 19, 2000 to the Amended and Restated Credit Agreement among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (27)
10.85*	Waiver letter dated as of June 1, 2000 to the Amended and Restated Credit Agreement among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (27)
10.86*	Waiver letter dated as of June 9, 2000 to the Amended and Restated Credit Agreement among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (27)
10.87*	Waiver letter dated as of June 16, 2000 to the Amended and Restated Credit Agreement among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (27)
10.88*	Waiver letter dated as of June 29, 2000 to the Amended and Restated Credit Agreement among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (27)
10.89*	Waiver letter dated as of July 21, 2000 to the Amended and Restated Credit Agreement among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (27)
10.90*	Agreement dated May 5, 2000 by and among Vision Twenty-One, Inc. and Vision 21 of Southern Arizona, Inc., Vital Sight, P.C., Ocusite-ASC, Inc. and Jeffrey I. Katz, M.D. and Barry Kusman, M.D. (28)
10.91*	Waiver letter dated as of August 11, 2000 to the Amended and Restated Credit Agreement among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (28)
10.92*	Waiver letter dated September 8, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (29)
10.93*	Waiver letter dated September 29, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the banks who are a party thereto and Bank of Montreal as Agent. (30)
10.94*	Amended and Restated Employment Agreement dated July 31, 2000 by and between Mark B. Gordon, O.D. and MEC Health Care, Block Vision, Inc and Vision Twenty-One, Inc. (30)
10.95*	Amended and Restated Employment Agreement dated July 31, 2000 by and between Ellen Gordon and MEC Health Care, Block Vision, Inc and Vision Twenty-One, Inc. (30)
10.96*	Amended and Restated Employment Agreement dated July 31, 2000 by and between Andrew Alcorn and MEC Health Care, Block Vision, Inc and Vision Twenty-One, Inc. (30)
10.97*	Amended and Restated Employment Agreement dated July 31, 2000 by and between Richard Jones and MEC Health Care, Block Vision, Inc and Vision Twenty-One, Inc. (30)
10.98*	Amended and Restated Employment Agreement dated July 31, 2000 by and between Howard Levin, O.D. and MEC Health Care, Block Vision, Inc and Vision Twenty-One, Inc. (30)
10.99*	Warrant Agreement dated as of November 10, 2000 Re: Class A Warrants to Purchase Common Stock, Class B Warrants to purchase Common Stock. (31)
10.100*	Waiver letter dated as of October 13, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (31)
10.101*	Waiver letter dated as of October 27, 2000 to the Amended and Restated Credit Agreement by and among Vision Twenty-One, Inc., the Banks who are a party thereto and Bank of Montreal as Agent. (31)
10.102*	Amended and Restated Credit Agreement dated as of November 10, 2000 among Vision Twenty-One, Inc., the Lenders party hereto and Bank of Montreal as Agent. (31)
10.103*	Convertible Note Agreement dated as of November 10, 2000 Re: $6,385,000 7% convertible Senior Secured Noted Due October 31, 2003. (31)
10.104*	Registration Rights Agreement dated as of November 10, 2000 among Vision Twenty-One, Inc., and the Lenders thereto. (31)
10.105*	First Amendment to Amended and Restated Employment Agreement dated November 10, 2000 by and between Mark B. Gordon, O.D., Vision Twenty-One, Inc. MEC Healthcare, Inc., and Block Vision, Inc. (32)
10.106*	First Amendment to Amended and Restated Employment Agreement dated November 10, 2000 by and between Ellen Gordon, Vision Twenty-One, Inc., MEC Health Care, Inc., and Block Vision, Inc. (32)
10.107*	First Amendment to Amended and Restated Employment Agreement dated November 10, 2000 by and between Andrew Alcorn, Vision Twenty-One, Inc., MEC Health Care Inc., and Block Vision, Inc. (32)
10.108 *	First Amendment to Amended and Restated Employment Agreement dated November 10, 2000 by and between Richard Jones, Vision Twenty-One, Inc., MEC Health Care Inc., and Block Vision, Inc. (32)
10.109*	First Amendment to amended and Restated Employment Agreement dated November 10, 2000 by and between Howard Levin, O.D., Vision Twenty-One, Inc., MEC Health Care, Inc., and Block Vision, Inc. (32)
10.110*	Agreement dated September 2000 by and between Vision Twenty-One, Inc., Optometric Associates of Florida, P.A., TNG Management, Inc. and Theodore N. Gillette. (32)
10.111*

Agreement dated September 14, 2000 by and between Vision Twenty-One, Inc., Minnesota Eye Consultants, P.A., Richard L. Lindstrom, M.D., David R. Hardten, M.D. , Thomas W. Samuelson, M.D. and Laser Vision Centers, Inc. (32)

10.112 *	First Amendment to Amended and Restated Credit Agreement dated as of March 31, 2001, by and among Vision Twenty-One, Inc., the Lenders party hereto and Bank of Montreal as Agent. (32)
10.113*

First Amendment to Convertible Note Agreement, Warrant Agreement and Warrants dated as of March 31, 2001 by and among Vision Twenty-One, Inc., the Lenders party hereto and Bank of Montreal as Agent. (32)

10.114*	Second Amendment to Amended and Restated Credit Agreement dated as of May 31, 2001, among Vision Twenty-One, Inc., the Lenders party hereto, and Bank of Montreal as Agent. (33)
10.115*	Second Amendment to Convertible Note Agreement, Warrant Agreement, And Warrants dated as of May 31, 2001, among Vision Twenty-One, Inc., the Lenders party hereto, and Bank of Montreal as Agent. (33)
10.116

Third Amendment to Amended and Restated Credit Agreement dated as of July 12, 2001, among Vision Twenty-One, Inc., the Lenders party hereto, and Bank of Montreal as Agent. (Filed as Exhibit 4.47 to this Report).

10.117

Third Amendment to Convertible Note Agreement, Warrant Agreement, And Warrants dated as of July 12, 2001, among Vision Twenty-One, Inc., the Lenders party hereto, and Bank of Montreal as Agent. (Filed as Exhibit 4.48 to this Report).

10.118	Amended and Restated Employment Agreement dated May 30, 2001 by and between Mark Gordon, O.D., MEC Health Care, Inc., Block Vision, Inc. and Vision Twenty-One, Inc.
10.119	Amended and Restated Employment Agreement dated May 30, 2001 by and between Ellen Gordon, MEC Health Care, Inc., Block Vision, Inc. and Vision Twenty-One, Inc.
10.120	Amended and Restated Employment Agreement dated May 30, 2001 by and between Andrew Alcorn, MEC Health Care Inc., Block Vision, Inc. and Vision Twenty-One, Inc.
10.121	Amended and Restated Employment Agreement dated May 30, 2001 by and between Richard Jones, MEC Health Care, Inc., Block Vision, Inc. and Vision Twenty-One, Inc.
10.122	Amended and Restated Employment Agreement dated May 30, 2001 by and between Howard Levin, MEC Health Care, Inc., Block Vision, Inc. and Vision Twenty-One, Inc.

Schedules (or similar attachments) have been omitted, and the Registrant agrees to furnish supplementary a copy of any omitted schedule to the Securities and Exchange Commission upon request.

* Previously filed as an Exhibit in the Company filing identified in the footnote following the Exhibit description and incorporated herein by reference.

(1)	Registration Statement on Form S-1 filed on June 13, 1997 (File No. 333-29213).
(2)	Amendment No. 1 to Registration Statement on Form S-1 filed on July 23, 1997.
(3)	Amendment No. 3 to Registration Statement on Form S-1 filed on August 14, 1997.
(4)	Amendment No. 4 to Registration Statement on Form S-1 filed on August 14, 1997.
(5)	Form 8-K filed September 30, 1997.
(6)	Registration Statement on Form S-1 filed on October 30, 1997 (33-39031).
(7)	Amendment No.1 to Registration Statement on Form S-1 filed on November 3, 1997.
(8)	Form 10-Q filed on November 14, 1997.
(9)	Amendment No. 2 to Registration Statement on Form S-1 filed November 19, 1997.
(10)	Form 8-K filed January 13, 1998.
(11)	Form 8-K filed February 10, 1998.
(12)	Form 8-K filed April 14, 1998.
(13)	Registration Statement of Form S-1 filed on April 30, 1998 (File No. 333-51437).
(14)	Amendment No. 1 to Registration Statement on Form S-1 filed on May 12, 1998 (333-51437).
(15)	Form 8-K filed July 10, 1998.
(18)	Form 10-K filed June 18, 1999.
(19)	Form 8-K filed August 30, 1999.
(20)	Form 8-K filed October 14, 1999.
(21)	Form 10-Q filed November 14, 1999.
(22)	Form 8-K filed December 13, 1999.
(23)	Form 8-K filed January 10, 2000.
(26)	Form 10-K filed May 5, 2000.
(27)	Form 8-K filed July 31, 2000.
(28)	Form 10-Q filed August 14, 2000.
(29)	Form 8-K filed September 15, 2000.
(30)	Form 10-Q filed November 14, 2000.
(31)	Form 8-K filed December 5, 2000.
(32)	Form 10-K filed April 17, 2001.
(33)	Form 8-K filed June 22, 2001.