Form 10-Q
period 2001-11-01
VISION TWENTY ONE INC
filed 2001-11-14
CIK 1020258

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

The registrant had 13,865,464 shares outstanding as of November 12, 2001.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VISION TWENTY-ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2000	2001	2000	2001
Revenues:
Managed Care ....................	$ 12,897,630	$ 12,481,074	$ 39,746,486	$ 35,627,443
	--------------	--------------	--------------	-------------
	$ 12,897,630	$ 12,481,074	$ 39,746,486	$ 35,627,443
Operating expenses:
Medical claims ...................	9,257,014	9,298,612	28,779,626	25,829,306
General and administrative ..............	3,447,896	2,657,720	15,451,686	7,278,392
Depreciation and amortization ............	660,272	463,428	2,052,439	1,366,604
Special items:
Restructuring credits................	0	0	0	(319,982)
Impairment charge	1,693,000	0	1,693,000	0
Other charges and credits..............	0	(236,098)	0	(4,148,884)
	--------------	----------------	--------------	-------------
Total operating expenses...............	$ 15,058,182	$ 12,183,662	$ 47,976,751	$ 30,005,436
	--------------	--------------	--------------	-------------
Income (loss) from operations..............	$ (2,160,552)	$ 297,412	$ (8,230,265)	$ 5,622,007

Interest expense, net..................	(1,798,284)	(626,881)	(5,411,462)	(2,268,298)
Loss on disposal of fixed assets, net	0	(8,934)	0	(17,027)
Other income....................	0	158,256	0	597,248
	---------------	-------------	--------------	-------------
Income (loss) from continuing operations........	$ (3,958,836)	$ (180,147)	$(13,641,727)	$ 3,933,930

Discontinued operations:
Income (loss) from discontinued operations..........	(346,777)	0	555,389	0
Income (loss) on disposal of discontinued operations.....	1,592,568	(136,297)	1,774,864	944,352
	-----------	-------------	--------------	--------------
Income (loss) before extraordinary items.........	$ (2,713,045)	$ (316,444)	$(11,311,474)	$ 4,878,282
Extraordinary item-costs associated with Opticare Health Systems, Inc. merger.....................	(63,369)	0	(1,428,599)	0
Extraordinary item - forgiveness of indebtedness.......	645,104	0	645,104	532,500
	--------------	--------------	--------------	-------------
Net income (loss)..................	$ (2,131,310)	$ (316,444)	$(12,094,969)	$ 5,410,782
	==========	==========	==========	=========
Basic earnings (loss) per common share:
Income (loss) from continuing operations.........	$ (0.28)	$ (0.01)	$ (0.97)	$ 0.28
Net Income (loss)...................	(0.15)	(0.02)	(0.86)	0.39

Diluted earnings (loss) per common share
Income (loss) from continuing operations.........	$	$ (0.01)	$ (0.97)	$ 0.09
Net income (loss)...................	(0.15)	(0.02)	(0.86)	0.12

Net income (loss) per common share ..........



See accompanying notes to the condensed consolidated financial statements.

VISION TWENTY-ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	SEPTEMBER 30,
	2000	2001
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents......................	$ 2,609,973	$ 2,312,959
Accounts receivable due from:
Managed health benefits payors..................	914,730	619,990
ASC..............................	3,700,000	0
Other.........................	241,968	30,889
Prepaid expenses and other current assets................	306,792	540,841
Current assets of discontinued operations.................	1,741,693	139,383
	---------------	--------------
Total current assets........................	$ 9,515,156	$ 3,644,062

Fixed assets, net	701,253	954,977
Excess of purchase price over fair values of net assets acquired, net of accumulated amortization of approximately $4,959,000 and $6,175,000 at December 31, 2000 and September 30, 2001, respectively................	42,027,315	40,811,487
Other assets.........................	1,175,547	677,241
Restricted cash..............................	1,718,844	1,775,755
Non current assets of discontinued operations.................	513,730	0
	--------------	--------------
Total assets.......................	$ 55,651,845	$ 47,863,522
	=========	=========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable........................	$ 3,707,711	$ 767,570
Accrued expenses.......................	2,088,658	1,164,053
Medical claims payable.......................	4,461,219	3,656,987
Accrued compensation......................	881,785	442,329
Accrued restructuring charge.....................	324,282	0
Accrued interest and loan fees...................	98,078	426,362
Amount due to ECCA......................	1,531,873	0
Current portion of long-term debt...................	64,737,500	58,952,185
Current portion of obligations under capital leases...........	57,131	100,962
Current liabilities of discontinued operations.............	590,216	114,382
	--------------	--------------
Total current liabilities......................	$ 78,478,453	$ 65,624,830

Obligations under capital leases, less current portion............	104,332	188,346
Long-term debt, less current portion.................	0	0
Long-term liabilities of discontinued operations.............	641,780	0
	-----------------	--------------
Total liabilities........................	$ 79,224,565	$ 65,813,176

Stockholders' deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized: no shares Issued............................	0	0
Common stock, $.001 par value; 50,000,000 shares authorized; 13,860,176 (2000) and 13,865,464 (2001) shares issued and outstanding.......	13,860	13,865
Additional paid in capital......................	89,030,522	89,069,816
Notes receivable........................	(172,984)	0
Accumulated deficit........................	(112,444,118)	(107,033,335)
	-----------------	-----------------

Total stockholders' deficit.....................	$ (23,572,720)	$ (17,949,654)
	----------------	--------------
Total liabilities and stockholders' deficit..............	$ 55,651,845	$ 47,863,522
	==========	=========

See accompanying notes to the condensed consolidated financial statements.

VISION TWENTY-ONE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September30,
	2000	2001
OPERATING ACTIVITIES
Net income (loss)........................	$ (12,094,969)	$ 5,410,782
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net gain from discontinued operations...............	(2,330,253)	(944,352)
Depreciation and amortization..................	2,052,438	1,366,604
Extraordinary items.......................	783,495	(532,500)
Impairment Charge	1,693,000	0
Non-cash compensation expense..................	15,618	26,201
Other amortization.......................	316,587	0
Loss on sale of assets	0	17,027
Changes in operating assets and liabilities:
Accounts receivable, net......................	(396,418)	505,819
Prepaid expenses and other current assets...............	(19,279)	(234,049)
Other assets and restricted cash...................	(541,682)	441,394
Accounts payable.......................	(2,164,374)	(2,940,141)
Accrued expenses ..........................	162,658	(924,606)
Accrued compensation......................	1,770	(439,455)
Accrued restructuring charge...................	(72,652)	(324,282)
Accrued interest and loan fees..................	4,630,743	328,284
Medical claims payable.........................................	(926,858)	(804,232)
	--------------	-------------
Net cash provided by (used in) operating activities ..........	$ (8,890,176)	$ 952,494

INVESTING ACTIVITIES
Payments for fixed assets, net .................................................	(664,330)	(351,941)
Net proceeds from sale of ASC....................	0	3,492,521
	--------------	-------------
Net cash provided by (used in) investing activities ...........	$ (664,330)	$ 3,140,580

FINANCING ACTIVITIES
Proceeds from credit facility .................................................	2,333,085	0
Payments on capital lease obligations and long term debt.......	(1,749,136)	(5,315,631)
	-------------	-------------
Net cash provided by (used in) financing activities .........	$ 583,949	$ (5,315,631)
	-------------	-------------
DISCONTINUED OPERATIONS
Operating activities...................................	2,133,185	935,250
Investing activities ...................................	6,879,762	0
Financing activities .............................	(92,274)	(9,707)
	-------------	-------------
Cash provided by discontinued operations ..........	$ 8,920,673	$ 925,543
	-------------	-------------
Decrease in cash and cash equivalents ................................	(49,884)	(297,014)
Cash and cash equivalents at beginning of period ...............	5,032,399	2,609,973
	-------------	-------------
Cash and cash equivalents at end of period .....................	$ 4,982,515	$ 2,312,959
	========	========

See accompanying notes to the condensed consolidated financial statements.

VISION TWENTY-ONE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 2001

  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Vision Twenty-One, Inc. ("Vision Twenty-One" hereinafter referred to as the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

3. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2000	2001	2000	2001

Numerator:
Numerator for basic earnings per share-net income (loss)	$(2,131,310)	$ (316,444)	$ (12,094,969)	$ 5,410,782
Add 7% convertible notes interest.......	0	0	0	335,876
	--------------	-------------	--------------	-------------
Numerator for diluted earnings per share	$(2,131,310)	$ (316,444)	$ (12,094,969)	$ 5,746,658

Denominator :.
Denominator for basic earnings per share- weighted average shares.......	13,953,039	13,865,464	14,010,217	13,863,934
Assumed 7% convertible notes.........	0	0	0	35,823,988
	--------------	-------------	--------------	-------------
Numerator for diluted earnings per share...	13,953,039	$ 13,865,464	14,010,217	49,687,922

Basic earnings (loss) per common share:
Income (loss) from continuing operations	$ (0.28)	$ (0.01)	$ (0.97)	$ 0.28
Income from discontinued opertions	(0.02)	0	0.04	0
Income on disposal of discontinued operations	0.11	(0.01)	0.12	0.07
	--------------	-------------	--------------	-------------
Income (loss) before extraordinary items	(0.19)	(0.02)	(0.81)	0.35

Extraordinary item-costs associated with Opticare Health Systems, Inc. Merger	0	0	(0.10)	0
Extraordinary item-forgiveness of indebtedness	0.04	0	0.05	0.04
	--------------	-------------	--------------	-------------
Basic net income (loss) per common share	$ (0.15)	$ (0.02)	$ (0.86)	$ 0.39

Diluted earnings (loss) per common share:
Income (loss) from continuing operations	$ (0.28)	$ (0.01)	$ (0.97)	$ 0.09
Income from discontinued operations	(0.02)	0	0.04	0
Income on disposal of discontinued operations	0.11	(0.01)	0.12	0.02
	--------------	-------------	--------------	-------------
Income (loss) before extraordinary items	(0.19)	(0.02)	(0.81)	0.11

Extraordinary item-costs associated with Opticare Health Systems, Inc. Merger	0	0	(0.10)	0
Extraordinary item-forgiveness of indebtedness	0.04	0	0.05	0.01
	--------------	------------	-------------	-----------
Diluted net income (loss) per common share	$ (0.15)	$ (0.02)	$ (0.86)	$ 0.12

There were no dilutive securities included in the computations of income (loss) per share for the three month period ended September 30, 2001 and in the three and nine month periods ended September 30, 2000 because the Company incurred a loss from continuing operations. Options and warrants to purchase shares of common stock were not included in the computation of diluted income (loss) per share in the nine month period ended September 30, 2001 because the effect would have been anti-dilutive.

4. SPECIAL ITEMS

The accrued restructuring charge of approximately $324,000 at December 31, 2000 was reduced by approximately $320,000 during the nine-month period ended September 30, 2001. The reduction was related to a reversal of severance costs as a result of an employee settlement.

The Company settled most outstanding payables from prior periods for approximately $236,000 and $4,100,000 less than the carrying amount during the three and nine month periods ended September 30, 2001, and has included them in other charges and credits in the accompanying statements of operations.

5. DISCONTINUED OPERATIONS

Effective August 31, 1999, the Company completed the sale of Vision World, Eyecare One Corp., and The Eye DRx (the "Retail Optical Chains") to Eye Care Centers of America, Inc. ("ECCA"). In connection with this transaction, the Company received approximately $37,300,000 in cash, of which approximately $1,250,000 was utilized to fund an escrow arrangement between the parties relative to terms under the agreement. Based on post-closing adjustments, the final sales price was approximately $31,800,000, and the Company had recorded a liability of approximately $4,032,000 to ECCA, net of escrow, with respect to such post-closing adjustments in 1999. In September 2000, the Company and ECCA reached a comprehensive resolution of all disputed matters which provided for, among other things, the reduction in the post-closing adjustment liability from $4.0 million to $1.5 million. In July 2001, the Company and ECCA reached final resolution of the liability for the post-closing adjustment and the Company made a $153,187 settlement payment to ECCA in complete satisfaction of this obligation. The approximately $1,400,000 difference in carrying amount of the obligation and the ultimate settlement is included in the approximately $4,149,000 in other charges and credits for the nine month period ended September 30, 2001.

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

The (loss) income of the discontinued operations of approximately $(136,000) and $944,000 for the three and nine months ended September 30, 2001, reflects operations during the period prior to the sale.

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

The operating results of these discontinued operations are summarized as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2000	2001	2000	2001
Revenues	$3,991,437	$ 0	$11,290,783	$0
Operating expenses	4,338,214	0	10,735,394	0
	--------------	----------	--------------	----------
Income (loss) from discontinued operations	(346,777)	0	555,389	0
	--------------	-----------	--------------	-----------
Income (loss) on disposal	1,592,568	(136,297)	1,774,864	944,352
	--------------	-----------	--------------	-----------
Total income (loss) of discontinued operations	$ 1,245,791	$(136,297)	$2,330,253	$944,352

6. EXTRAORDINARY ITEMS

As a result of the termination of the merger agreement with Opticare Health Systems, Inc. and OC Acquisition Corp., professional fees incurred in connection with the proposed merger of approximately $1.0 million for the nine months ended September 30, 2000 were expensed and reported as an extraordinary item.

In March 2001, the Company settled litigation with The Source Buying Group, Inc. for $30,000. As a result of the settlement with The Source Buying Group, Inc., the Company recognized an extraordinary gain on forgiveness of indebtedness of $532,500 during the nine-month period ended September 30, 2001.

7. LITIGATION

During the quarter ended September 30, 2001, there have been no material developments to previously reported legal proceedings.

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

Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. However, for the three and nine months ended September 30, 2001, the Company recognized $0.4 million and $1.2 million of goodwill amortization, respectively.

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

Consolidation of Managed Care Offices. The consolidation of the corporate executive office in Largo, Florida and managed care office in Boca Raton, Florida was started in October 2000 and was substantially completed by year-end 2000. Additional steps to integrate the IS function from the Boca Raton service center into MEC's Baltimore service center were completed during the first quarter of 2001. The Vision Twenty-One executive offices in Largo were leased directly from the landlord to a new tenant and all equipment was moved or sold. The lease for the Block Vision facility in Boca Raton was terminated on April 1, 2001, and Block Vision leased smaller space in the same building for certain of its staff. Equipment not retained at the Boca Raton location was either moved to the Baltimore location or sold.

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

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30
	2000	2001	2000	2001
Revenues:
Managed care...............	100.0%	100.0%	100.0%	100.0%
	---------	--------	---------	--------
Total revenues.............................	100.0%	100.0%	100.0%	100.0%
	----------	--------	----------	--------
Operating expenses:
Medical claims................	71.8	74.5	72.4	72.5
General and administrative..................	26.7	21.3	38.9	20.4
Depreciation and amortization......................	5.1	3.7	5.2	3.8
Special Items:
Restructuring and other charges (credit).....	13.1	0.0	4.2	(0.9)
Other charges and credits	0.0	(1.9)	0.0	(11.6)
	----------	--------	----------	--------
Total operating expenses.....................	116.7%	97.6%	120.7%	84.2%
	----------	---------	----------	--------
Income (loss) from operations...............................	(16.7)%	2.4%	(20.7)%	15.8%
Interest expense ........................................	(13.9)	(5.0)	(13.6)	(6.5)
Loss on the disposal of fixed assets......	(0.0)	(0.1)	(0.0)	(0.0)
Other Income...............	0.0	1.3	0.0	1.7
	----------	---------	----------	--------
Income (loss) from continuing operations..............	(30.6%)	(1.4%)	(34.3%)	11.0%

Discontinued operations:
Income from discontinued operations.	(2.7)	0.0	1.4	0.0
Income on disposal of discontinued Operations.............	12.3	(1.1)	4.5	2.7
	--------	--------	----------	--------
Income (loss) before extraordinary item....	(21.0%)	(2.5%)	(28.4%)	13.7%

Extraordinary items-costs associated with Opticare Health Systems, Inc. .....	(0.5)	0.0	(3.6)	0.0
Extraordinary Items - forgiveness of Indebtedness...........	5.0	0.0	1.6	1.5
	----------	---------	----------	---------

Net Income (loss).............	(16.5%)	(2.5%)	(30.4%)	15.2%
	=======	=======	=======	=======

Three-Month Period Ended September 30, 2001 Compared to Three-Month Period Ended September 30, 2000

Revenues.

Revenue decreased 3.2% from $12.9 million for the three months ended September 30, 2000 to $12.5 million for the three months ended September 30, 2001. This decrease was primarily due to the withdrawal from the Medicare market by several of our contracted plans.

Medical Claims.

Medical claims expense increased 0.5% from $9.2 million for the three months ended September 30, 2000 to $9.3 million for the three months ended September 30, 2001. The Company's medical claims ratio increased from 71.8% for the three months ended September 30, 2000 to 74.5% for the three months ended September 30, 2001. Medical claims expense consists of payments by the Company to its affiliated providers for vision care and utilization increased during this period.

General and Administrative.

General and administrative expenses decreased 22.9% from $3.4 million for the three months ended September 30, 2000 to $2.7 million for the three months ended September 30, 2001. General and administrative expenses consist mainly of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters plus it includes the operating staff of its managed care service centers as well as professional fees, occupancy costs and other related costs. Expenses as a percentage of revenue also decreased from 26.7% for the three months ended September 30, 2000 to 21.3% for the three months ended September 30, 2001. Management has been aggressively reducing staff and related overhead expenses in an effort to bring overall general and administrative expenses in line with the current run rate of the continuing businesses, including the consolidation of the managed care operations and corporate operations. As part of this effort, effective August 31, 2001, the Company terminated the employment of Andrew Alcorn, President of the Company and Block Vision. Mark Gordon, O.D., the Company's Chief Executive Officer and a director was elected President to fill the vacancy created by Mr. Alcorn's termination. Mr. Alcorn continues to serve on the Company's Board of Directors and has agreed to make himself available to the Company on a consulting basis through August 31, 2002. The Company also terminated the employment of Ellen Gordon, Chief Operating Officer of the Company, effective September 30, 2001. Mrs. Gordon has agreed to make herself available to the Company on a consulting basis through June 30, 2002. In accordance with the terms of their respective employment agreements, each Mr. Alcorn and Mrs. Gordon have received the portion of their severance compensation due at the time of termination and the Company will pay their remaining severance compensation as set forth in such employment agreements.

Depreciation and Amortization.

Depreciation and amortization expense decreased from $0.7 million for the three months ended September 30, 2000 to $0.5 million for the three months ended September 30, 2001. As a percentage of revenues, depreciation and amortization expense decreased from 5.1% for the three months ended September 30, 2000 to 3.7% for the three months ended September 30, 2001 due to the consolidation of offices.

Special Items.

Other charges and credits of $0.2 million for the three months ended September 30, 2001 were the result of settling outstanding payables from prior periods for less than their carrying amounts.

Interest Expense.

Interest expense decreased 65.1% from $1.8 million for the three months ended September 30, 2000 to $0.6 million for the three months ended September 30, 2001. Average borrowings decreased approximately $2.6 million in the third quarter of 2001 versus the same period in 2000 and interest rates decreased.

Discontinued Operations.

Income (loss) on disposal of discontinued operations decreased 108.6% from $1.6 million for the three months ended September 30, 2000 to $(0.1) million for the three months ended September 30, 2001.

Nine-Month Period Ended September 30, 2001 Compared to Nine-Month Period Ended September 30, 2000

Revenues.

Revenues decreased 10.4% from $39.7 million for the nine months ended September 30, 2000 to $35.6 million for the nine months ended September 30, 2001. This decrease was primarily due to the withdrawal from the Medicare market by several of our contracted plans.

Medical Claims.

Medical claims expense decreased 10.3% from $28.8 million for the nine months ended September 30, 2000 to $25.8 million for the nine months ended September 30, 2001. The Company's medical claims ratio increased from 72.4% for the nine months ended September 30, 2000 to 72.5% for the nine months ended September 30. 2001. Medical claims expense consists of payments by the Company to its affiliated providers for vision care and utilization increased during this period..

General and Administrative

General and administrative expenses decreased 52.9% from $15.4 million for the nine months ended September 30, 2000 to $7.3 million for the nine months ended September 30, 2001 General and administrative expenses consist mainly of salaries, wages and benefits related to management and administrative staff located at the Company's corporate headquarters plus it includes the operating staff of its managed care service centers as well as professional fees, occupancy costs and other related costs. Expenses as a percentage of revenue also decreased from 38.9% for the nine months ended September 30, 2000 to 20.4% for the nine months ended September 30, 2001. Management has been aggressively reducing staff and related overhead expenses in an effort to bring overall general and administrative expenses in line with the current run rate of the continuing business, including the consolidation of the managed care and corporate operations. See "Management's Discussion and Analysis of Financial Condition And Results of Operations - Three-Month Period Ended September 30, 2001 Compared to Three-Month Period Ended September 30, 2000 - General and Administrative" regarding the Company's termination of its former President and Chief Operating Officer.

Depreciation and Amortization

Depreciation and amortization expense decreased 33.4% from $2.1 million for the nine months ended September 30, 2000 to $1.4 million for the nine months ended September 30, 2001. As a percentage of revenues, depreciation and amortization expense decreased from 5.2% for the nine months ended September 30, 2000 to 3.8% for the nine months ended September 30, 2001 due to the consolidation of offices.

Special Items.

Restructuring credits of $0.3 million were recognized for the nine months ended September 30, 2001. This credit was related to a reversal of severance costs as a result of an employee settlement.

Other charges and credits of $4.1 million for the nine months ended September 30, 2001 were the result of settling outstanding payables from prior periods for less than their carrying amounts.

Interest Expense.

Interest expense decreased 58.1% from $5.4 million for the nine months ended September 30, 2000 to $2.3 million for the nine months ended September 30, 2001. Even though average borrowings were approximately $0.5 million higher for the nine months ended September 30, 2001 versus the same period in 2000, interest expense dropped due to reduced interest rates.

Discontinued Operations.

During the nine months ended September 30, 2001, the Company sold eight refractive and ambulatory surgery centers for cash considerations of approximately $4.4 million.

Extraordinary Items.

The extraordinary gain of approximately $0.5 million represents forgiveness of indebtedness as a result of a settlement agreement with The Source Buying Group during the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its working capital and capital expenditure requirements primarily through institutional borrowings and private debt and equity financing. Net cash provided by operating activities for the nine months ended September 30, 2001 was $1.0 million as compared to net cash used in operating activities of $8.9 million for the nine months ended September 30, 2000.

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

Net cash used in investing activities for the nine months ended September 30, 2000 was $0.7 million resulting primarily from purchases of office equipment and furniture. Net cash provided by investing activities for the nine months ended September 30, 2001 was $3.1 million and resulted from proceeds of the sale of the ASC/RSC businesses.

Net cash used in financing activities for the nine months ended September 30, 2001 of $5.3 million was primarily attributable to paying down existing debt as compared to net cash provided by financing activities of $0.6 for the nine months ended September 30, 2000.

On November 10, 2000 the Company amended and restated its credit agreement dated July 1, 1998, as previously amended (the "Credit Agreement"). The $64.2 million restated and amended credit facility consists of a $3.0 million revolving loan, $45.8 million term loan and $6.4 million convertible note with maturity dates of October 31, 2003 and a $9.0 million bridge loan which matures on March 31, 2002. Quarterly principal repayments under the term loan of $0.5 million begin March 31, 2002. The bridge loan was reduced to $5.3 million in the first quarter of 2001, to $4.3 million in the second quarter of 2001, to $3.8 million in the third quarter of 2001 and is required to be further reduced by $0.5 million on December 31, 2001, with a balloon payment due at maturity. Mandatory principal payments are required from 100% of the proceeds of any asset sale. In addition, mandatory prepayments are required from 75% of Annual Excess Funds. Annual Excess Funds are defined as Earnings Before Interest, Taxes, Depreciation and Amortization "EBITDA", as determined by Generally Accepted Accounting Principles ("GAAP"), for the immediately preceding four quarters, less payments made for interest, income tax, capital expenditures, capital lease payments, required term loan principal payments, and permanent bridge and revolver paydowns. For 2001 only, EBITDA shall exclude income arising as a result of excess prior period restructuring/transition accruals and shall be reduced by cash payments on prior period restructuring/transition accruals. Mandatory loan prepayments will be applied first to the permanent reduction of the Bridge Loan Commitment and second to the Term Facility. Any Term Facility prepayments will be applied to the reduction of the remaining scheduled amortization payments in inverse order of maturity.

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

On July 12, 2001, the Company entered into a Third Amendment to the Credit Agreement and a Third Amendment to the Convertible Note Agreement, Warrant Agreement, and Warrants (collectively, the "Third Amendments"). The Third Amendments extended the date by which the Company is required to obtain the Shareholder Approval from July 15, 2001 until September 30, 2001.

On September 30, 2001, the Company entered into a Fourth Amendment to the Credit Agreement and a Fourth Amendment to the Convertible Note Agreement, Warrant Agreement, and Warrants (collectively, the "Fourth Amendments"). The Fourth Amendments extended the date by which the Company is required to obtain the Shareholder Approval from September 30, 2001 until December 31, 2001.

Management has been aggressively reducing staff and related overhead spending, carefully managing business unit operating cash flow and working toward completing the divestiture of the ASC/RSC business in an effort to further improve the Company's liquidity position and restore profitability. See "Management's Discussion and Analysis of Financial Condition And Results of Operations - Three-Month Period Ended September 30, 2001 Compared to Three-Month Period Ended September 30, 2000 - General and Administrative" regarding the Company's termination of its former President and Chief Operating Officer. Additionally, during the first quarter of 2001, the Company engaged an investment banking firm to assist it in evaluating strategic alternatives which may include private debt or equity financing, the sale of one or more business units or the sale of the entire Company. In August 2001, the Company received indications of interest regarding the possible acquisition of the Company's managed care business which the Company is currently evaluating. There can be no assurance that the Company will be able to reach an agreement regarding the terms of such a transaction. Moreover, there can be no assurance that the proceeds which may be realized by the Company from such a transaction, if one were to occur, would be sufficient to satisfy the Company's obligations under the Credit Agreement or to its unsecured creditors, or that sufficient proceeds would remain for the benefit of the shareholders. In the event the Company's efforts are not successful, the Company will have to restructure its obligations under the Credit Agreement. If such restructuring efforts are not successful, the Company may need to seek protection under the Federal Bankruptcy Code.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in interest rates primarily as a result of borrowing activities under its Credit Agreement, which is used to maintain liquidity and fund the Company's business operations. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material in the short term. Pursuant to the Credit Agreement, commencing in November 2002, the interest rate on all remaining debt except the revolver will increase to prime plus 2%. The Company did not use derivative instruments to adjust the Company's interest rate risk profile during the nine months ended September 30, 2001.

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

On July 12, 2001, the Company was named as third-party defendant by Ocean County Eye Associates, P.C. ("OCEA"), Dr. Barinder Athwal, Dr. Omar Almallah and Dr. Anthony Interdonata as defendants/third-party plaintiffs in an action commenced by American Surgisite Management Services Organization ("ASMSO") in the Superior Court of New Jersey Law Division, Somerset County. ASMSO is seeking, among other things, a declaratory judgement to enforce the consent ("Consent") given by OCEA on February 26, 2001 regarding the Company's assignment to ASMSO of the Company's management contract ("Management Contract") with OCEA, due to OCEA's threat to rescind the Consent. OCEA is seeking, among other things, a declaratory judgement that the Consent is invalid, void and/or voidable on the grounds of duress. The defendents/third party plaintiffs also allege that the Company and ASMSO inadequately performed their obligations under the Management Contract in breach thereof. The parties are currently engaged in discovery. The Company believes that it has substantial defenses to this matter and intends to assert them vigorously.

On August 9, 2001, Information Leasing Corporation commenced an action against the Company and Vision Twenty-One Eye Surgery Centers, Inc. in the Circuit Court for Pinellas County, Florida seeking damages in the approximate amount of $372,000, for the alleged breach of an equipment lease agreement. The Company believes that it has substantial defenses to this matter and intends to assert them vigorously.

The Company is party to a few lawsuits alleging medical malpractice by providers which were previously associated with the Company through certain of its discontinued operations. Certain of these lawsuits have been referred to the Company's malpractice insurance carrier for defense and coverage; however, the Company is unable to determine whether its exposure, if any, would exceed its insurance coverage. The Company is also unable to determine its exposure, if any, for those lawsuits for which it may not have insurance coverage.

ITEM 6. Exhibits and Reports on Form 8-K

  Exhibits - See Exhibits under attached hereto.

  Reports on Form 8-K. The Company filed a report on Form 8-K, during the quarter ended September 30, 2001 with respect to the Fourth Amendment to the Credit Agreement and related loan documents.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Baltimore, State of Maryland on November, 12, 2001.

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

4.47*	Third amendment to Amended and Restated Credit Agreement dated as of July 12, 2001, by and among Vision Twenty-One, Inc., the Lenders party thereto and Bank of Montreal as Agent. (34)

4.48*

Third Amendment to Convertible Note Agreement, Warrant Agreement and Warrants dated as of July 12, 2001 by and among Vision Twenty-One, Inc., the Lenders party thereto and Bank of Montreal as Agent. (34)

4.49*	Fourth Amendment to Amended and Restated Credit Agreement dated as of September 30, 2001, among Vision Twenty-One, Inc., the Lenders party hereto, and Bank of Montreal as Agent. (35)

4.50*	Fourth Amendment to Convertible Note Agreement, Warrant Agreement, and Warrants dated as of September 30, 2001, among Vision Twenty-One., the Lenders party hereto, and Bank of Montreal as Agent. (35)

10.4*	Services Agreement dated September 9, 1996 between Vision Twenty-One, Inc., and Dr. Richard L. Lindstrom, M.D. (1)

10.5*	Vision Twenty-One, Inc. 1996 Stock Incentive Plan (1)

10.6*	Vision Twenty-One, Inc. Affiliated Professionals Stock Plan (1)

10.7*	Agreement dated May 10, 1996 between Vision Twenty-One, Inc. and Bruce S. Maller. (1)

10.8*	Advisory Agreement dated October 20, 1996 between Vision Twenty-One, and Bruce S. Maller. (1)

10.9*	Services Agreement dated March 10, 1996 between Vision Twenty-One, Inc. and the BSM Consulting Group. (1)

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

10.114*	Second Amendment to Amended and Restated Credit Agreement dated as of May 31, 2001, among Vision Twenty-One, Inc., the Lenders party hereto, and Bank of Montreal as Agent. (33)

10.115*	Second Amendment to Convertible Note Agreement, Warrant Agreement, And Warrants dated as of May 31, 2001, among Vision Twenty-One, Inc., the Lenders party hereto, and Bank of Montreal as Agent. (33)

10.116*	Third Amendment to Amended and Restated Credit Agreement dated as of July 12, 2001, among Vision Twenty-One, Inc., the Lenders party hereto, and Bank of Montreal as Agent. (34)

10.117*

Third Amendment to Convertible Note Agreement, Warrant Agreement, And Warrants dated as of July 12, 2001, among Vision Twenty-One, Inc., the Lenders party hereto, and Bank of Montreal as Agent. (Filed as Exhibit 4.48 to this Report). (34)

10.118*	Amended and Restated Employment Agreement dated May 30, 2001 by and between Mark Gordon, O.D., MEC Health Care, Inc., Block Vision, Inc. and Vision Twenty-One, Inc. (34)

10.119*	Amended and Restated Employment Agreement dated May 30, 2001 by and between Ellen Gordon, MEC Health Care, Inc., Block Vision, Inc. and Vision Twenty-One, Inc. (34)

10.120*	Amended and Restated Employment Agreement dated May 30, 2001 by and between Andrew Alcorn, MEC Health Care Inc., Block Vision, Inc. and Vision Twenty-One, Inc. (34)

10.121*	Amended and Restated Employment Agreement dated May 30, 2001 by and between Richard Jones, MEC Health Care, Inc., Block Vision, Inc. and Vision Twenty-One, Inc. (34)

10.122*	Amended and Restated Employment Agreement dated May 30, 2001 by and between Howard Levin, MEC Health Care, Inc., Block Vision, Inc. and Vision Twenty-One, Inc. (34)

10.123*	Fourth Amendment to Amended and Restated Credit Agreement dated as of September 30, 2001, among Vision Twenty-One, Inc., the Lenders party hereto, and Bank of Montreal as Agent (35)

10.124*

Fourth Amendment to Convertible Note Agreement, Warrant Agreement, and Warrants dated as of September 30, 2001, among Vision Twenty-One, Inc., the Lenders party hereto, and Bank of Montreal as Agent (35)

10.125	Letter Agreement dated August 28, 2001 among Andrew Alcorn, Vision Twenty-One, Inc., MEC Health Care, Inc., and Block Vision, Inc.

10.126	Consulting Agreement dated October 1, 2001 between Vision Twenty-One Inc. and Ellen Gordon.

Schedules (or similar attachments) have been omitted, and the Registrant agrees to furnish supplementary a copy of any omitted schedule to the Securities and Exchange Commission upon request.

* Previously filed as an Exhibit in the Company filing identified in the footnote following the Exhibit description and incorporated herein by reference.

(1)	Registration Statement on Form S-1 filed on June 13, 1997 (File No. 333-29213).

(2)	Amendment No. 1 to Registration Statement on Form S-1 filed on July 23, 1997.

(3)	Amendment No. 3 to Registration Statement on Form S-1 filed on August 14, 1997.

(4)	Amendment No. 4 to Registration Statement on Form S-1 filed on August 14, 1997.

(5)	Form 8-K filed September 30, 1997.

(6)	Registration Statement on Form S-1 filed on October 30, 1997 (33-39031).

(7)	Amendment No.1 to Registration Statement on Form S-1 filed on November 3, 1997.

(8)	Form 10-Q filed on November 14, 1997.

(9)	Amendment No. 2 to Registration Statement on Form S-1 filed November 19, 1997.

(10)	Form 8-K filed January 13, 1998.

(11)	Form 8-K filed February 10, 1998.

(12)	Form 8-K filed April 14, 1998.

(13)	Registration Statement of Form S-1 filed on April 30, 1998 (File No. 333-51437).

(14)	Amendment No. 1 to Registration Statement on Form S-1 filed on May 12, 1998 (333-51437).

(15)	Form 8-K filed July 10, 1998.

(18)	Form 10-K filed June 18, 1999.

(19)	Form 8-K filed August 30, 1999.

(20)	Form 8-K filed October 14, 1999.

(21)	Form 10-Q filed November 14, 1999.

(22)	Form 8-K filed December 13, 1999.

(23)	Form 8-K filed January 10, 2000.

(26)	Form 10-K filed May 5, 2000.

(27)	Form 8-K filed July 31, 2000.

(28)	Form 10-Q filed August 14, 2000.

(29)	Form 8-K filed September 15, 2000.

(30)	Form 10-Q filed November 14, 2000.

(31)	Form 8-K filed December 5, 2000.

(32)	Form 10-K filed April 17, 2001.

(33)	Form 8-K filed June 22, 2001.

(34)	Form 10-Q filed August 14, 2001

(35)	Form 8-K filed October 15, 2001